Form 10-K/A
period 2020-12-31
IG Acquisition Corp.
filed 2021-05-24
CIK 1819496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” “IGAC,” “company” or “our company” are to IG Acquisition Corp., unless the text otherwise indicates.

IG Acquisition Corp. (the “Company”) is filing this Amendment No.1 on Form 10-K/A (the “Amendment”) to amend and restate certain items in its Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2021 (the “Original 10-K”). The restatement includes the Company’s financial statements and accompanying notes for the period ending December 31, 2020 and reflects a change in accounting for our warrants, which were initially recorded as a component of equity. The Company recently evaluated the terms of its warrants and determined such warrants should be classified as a derivative liability measured at fair value, with the changes in fair value each period reported in earnings in accordance with GAAP.

The following items have been amended in this Amendment: (i) Part I, Item 1A. Risk Factors; (ii) Part II, Item 6. Selected Financial Data, (iii) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; (iv) Part II, Item 8. Financial Statements and Supplementary Data; (v) Part II, Item 9A. Controls and Procedures; and (vi) Part IV, Item 15. Exhibits, Financial Statement Schedules.

On April 12, 2021, the staff of Securities and Exchange Commission the (“SEC”) issued a statement regarding accounting and reporting considerations for warrants issued by special purpose acquisition companies titled, “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). As a result of that SEC Staff Statement, the Company’s management reviewed its warrants in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging: Contracts in an Entities Own Equity. ASC 815-40 states entities must consider whether to classify contracts that may be settled in its own stock, such as warrants, as equity of the entity or as an asset or liability. If an event that is not within the entity’s control could require net cash settlement, then the contract should be classified as an asset or a liability rather than as equity. We have determined because the terms of our warrants include a provision that entitles all warrant holders to receive cash for their warrants in the event of a qualifying cash tender offer, while only certain of the holders of the underlying shares of common stock would be entitled to receive cash, our warrants should be classified as a derivative liability measured at fair value, with changes in fair value each period reported in earnings. Further, if our Sponsor Warrants are held by someone other than the initial purchasers of the Sponsor Warrants or their permitted transferees, the Sponsor Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Because the terms of the Sponsor Warrants and Public Warrants are so similar, both types of warrants have been classified as a derivative liability as discussed above.

In connection with the restatement, the Company’s management reassessed the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2020. As a result of that reassessment, the Company has determined that the Company’s disclosure controls and procedures were ineffective due to a material weakness in evaluating complex accounting issues which resulted in a restatement. For more information, see Item 9A included in this Amendment.

The Company has not amended its previously filed Current Report on Form 8-K for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1 to 32.2) to this Amendment under Item 15 of Part IV hereof.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original 10-K, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original 10-K and the Company’s other filings with the SEC. Forward-looking statements made in the Original 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original 10-K, other than the restatement, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original 10-K. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original 10-K.

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

Item 1A. Risk Factors

As a smaller reporting company, we are not required to include risk factors in this report. However, below please find the following material risks, uncertainties and other factors:

●	we are an early stage company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not obtain additional financing to complete our initial business combination or reduce number of stockholder requesting redemption;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination; and

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Amendment No. 1, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in October 5, 2020. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, Class A common stock subject to possible redemption, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the Affected Periods.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the October 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Amendment No. 1.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Any future inquiries from the SEC or Nasdaq as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our resources in addition to those resources already consumed in connection with the restatement itself.

Our warrants are accounted for as a warrant liability and are recorded at fair value upon issuance with any changes in fair value each period reported in our statement of operations, which may have an adverse effect on the market price of our securities or may make it more difficult for us to consummate an initial business combination.

Following the consummation of our initial public offering and the concurrent private placement, we have 23,000,000 warrants outstanding (comprised of the 15,000,000 public warrants included in the units and the 8,000,000 private placement warrants). We recorded the warrant liability at fair value upon issuance as determined by us based upon a valuation report obtained from an independent third-party valuation firm. The warrant liability is adjusted for the change in fair value each period with a charge or credit recognized in our statement of operations. The impact of changes in fair value on earnings, which may be material, may have an adverse effect on the market price of our securities. In addition, potential targets may seek a business combination partner that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

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

In this Amendment No. 1 we are restating periods beginning with the period from July 16, 2020 (inception) through December 31, 2020 (collectively, the “Affected Periods”).

The restatement results from our prior accounting for our Public Warrants and Private Placement Warrants issued in connection with our initial public offering in October 2020 which had been classified as a component of equity on the premise that the instruments were indexed to our own stock and were eligible to be accounted for as equity instruments instead of classifying them as derivative liabilities.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s financial statements as opposed to equity. Since issuance on October 5, 2020’, our warrants were accounted for as equity within our financial statements, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants should be presented as liabilities as of the initial public offering date reported at fair value with subsequent fair value remeasurement at each reporting period.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued Financial Statements for the periods beginning with the period from July 16, 2020 (inception) through December 31, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for our outstanding warrants to purchase common stock (the “Warrants”) and should no longer be relied upon.

Historically, the warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreements. We reassessed our accounting for the warrants issued on October 5, 2020, in light of the SEC Staff Statement. Based on this reassessment, we determined that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

Our accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on our previously reported revenue, operating expenses, operating income, cash flows from operations or cash.

In connection with the restatement, our management reassessed the effectiveness of the Company’s disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that the Company’s disclosure controls and procedures for such periods were not effective as of December 31, 2020, due solely to the material weakness in our internal controls over financial reporting, with respect to the classification of the Company’s warrants as components of equity instead of as derivative liabilities. For more information, see Item 9A included in this Amendment No. 1.

We have not amended our previously filed Quarterly Reports on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 1, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

For the period from July 16, 2020 (inception) through December 31, 2020, we had a net loss of $18,647,786, which consists of interest income on marketable securities held in the Trust Account of $5,544, offset by operating costs and a change in fair value of derivative liability of $18,350,459.

Liquidity and Capital Resources

On October 5, 2020, we consummated the initial public offering of 30,000,000 units (“Units”) at a price of $10.00 per Unit, generating gross proceeds of $300,000,000. Simultaneously with the closing of the initial public offering, we consummated the sale of 8,000,000 Private Placement Warrants to our sponsor, at a price of $1.00 per warrant, generating gross proceeds of $8,000,000.

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

For the year ended December 31, 2020, cash used in operating activities was $354,168. Net loss of $18,647,786 was affected by a change in fair value of derivative liability of ($17,567,187), interest earned on marketable securities held in the Trust Account of $5,544 and changes in operating assets and liabilities which used $51,297 of cash from operating activities.

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

Warrant Derivative Liability

In accordance with ASC 815-40, Derivatives and Hedging: Contracts in an Entities Own Equity, entities must consider whether to classify contracts that may be settled in its own stock, such as warrants, as equity of the entity or as an asset or liability. If an event that is not within the entity’s control could require net cash settlement, then the contract should be classified as an asset or a liability rather than as equity. We have determined because the terms of Public Warrants include a provision that entitles all warrant holders to receive cash for their warrants in the event of a qualifying cash tender offer, while only certain of the holders of the underlying shares of common stock would be entitled to receive cash, our warrants should be classified as derivative liability measured at fair value, with changes in fair value each period reported in earnings. Further if our Sponsor Warrants are held by someone other initial purchases of the Sponsor Warrants or their permitted transferees, the Sponsor Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Because the terms of the Sponsor Warrants and Public Warrants are so similar, we classified both types of warrants as a derivative liability measured at fair value. Volatility in our common stock and Public Warrants may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Amendment No.1 present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Amendment No.1 had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

Item 16. Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated September 30, 2020, by and between the Company and Cantor Fitzgerald & Co., as representatives of the several underwriters. (1)
3.1	Certificate of Incorporation.(2)
3.2	Amended and Restated Certificate of Incorporation.(1)
3.5	Bylaws.(2)
4.1	Warrant Agreement, dated September 30, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.(1)
4.2***	Description of Securities.
10.1	Letter Agreement, dated September 30, 2020, by and among the Company, its officers, directors and the Sponsor.(1)
10.2	Investment Management Trust Agreement, dated September 30, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.(1)
10.3	Registration Rights Agreement, dated September 30, 2020, by and between the Company and the Sponsor.(1)
10.4	Administrative Support Agreement, dated September 30, 2020, by and between the Company and the Sponsor.(1)
10.5	Securities Subscription Agreement between the Registrant and IG Sponsor LLC.(2)
10.6	Private Placement Warrants Purchase Agreement, dated September 30, 2020, by and between the Company and the Sponsor.(1)
10.7	Form of Indemnity Agreement.(2)
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification Pursuant To 18 U.S.C. Section 1350, As Added By Section 906 Of The Sarbanes-Oxley Act Of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on October 6, 2020.

(2)	Incorporated by reference to the Company’s Form S-1/A originally filed with the SEC on September 8, 2020 (File No. 333-248666), as amended.

*	Filed herewith
**	Furnished herewith
***	Previously filed

IG ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

IG Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of IG Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the for the period from July 16, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the for the period from July 16, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of the 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from July 16, 2020 (inception) through December 31, 2020, have been restated.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020.

New York, NY
March 23, 2021 except for the effects of the restatement discussed in Note 2 as to which the date is May 24, 2021

IG ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020

(Restated)

ASSETS
Current assets
Cash	$1,173,271
Prepaid expenses	102,416
Total Current Assets	1,275,687

Cash and Marketable Securities held in Trust Account	300,005,544
TOTAL ASSETS	$301,281,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued tax payable	51,119
Total Current Liabilities	51,119
Warrant liability	38,593,591
Deferred underwriting fee payable	10,500,000
Total Liabilities	$49,144,710

Commitments and Contingencies

Common stock subject to possible redemption, 24,713,194 shares at redemption value	247,136,512

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 5,286,806 issued and outstanding (excluding 24,713,194 shares subject to possible redemption)	529
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,500,000 shares issued and outstanding	750
Additional paid-in capital	23,646,516
Accumulated deficit	(18,647,786)
Total Stockholders’ Equity	5,000,009
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$301,281,231

The accompanying notes are an integral part of the financial statements.

IG ACQUISITION CORP

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 16, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

For the year ended December 31, 2020
Operational Expenses
Operating Costs	$302,871
Loss from operations	(302,871)
Other Income:
Offering costs related to the warrants	(783,272)
Change in fair value of warrants	(17,567,187)
Interest Income	5,544
Net Income (Loss)	$(18,647,786)

Weighted average shares outstanding, basic and diluted	9,368,762

Basic and diluted net loss per non-redeemable common share	$(1.99)

Weighted average common shares subject to possible redemption outstanding, basic and diluted	26,498,757

Basic and diluted net loss per common share subject to redemptions	$0.00

The accompanying notes are an integral part of the financial statements.

IG ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 16, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(Restated)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Issuance of Founder Shares to Sponsor (1)			8,625,000	863	24,137		25,000

Forfeiture of Founder Shares			(1,125,000)	(113)	113		-

Sale of 30,000,000 Units, net of underwriting discounts and offering expenses	30,000,000	3,000			270,158,986		270,161,986

Excess cash received over fair value of private warrant					597,320		597,320

Common stock subject to possible redemption	(24,713,194)	(2,471)			(247,134,040)		(247,136,511)

Net Loss					-	(18,647,786)	(18,647,786)
	5,286,806	529	7,500,000	750	23,646,516	(18,647,786)	5,000,009

Class B common stock, $0.0001 par value; 10,000,000 shares authorized, 7,500,000 shares of Class B common stock issued or outstanding

Class A common stock, $0.0001 par value; 100,000,000 shares authorized, 5,286,806 shares of Class A common stock issued or outstanding, excluding 24,713,194 shares of Class A common stock subject to possible redemption.

The accompanying notes are an integral part of the financial statements.

IG ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 16, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net Loss	(18,647,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	17,567,187
Transaction costs allocable to warrant liabilities, net	783,272
Interest earned on marketable securities held in Trust Account	(5,544)
Prepaid expense	(102,416)
Accrued expense	51,119
Net cash used in operating activities	(354,168)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(300,000,000)
Net cash used in investing activities	(300,000,000)

Cash Flows from Financing Activities:

Proceeds from sale of Units, net of underwriting discounts paid	294,000,000
Proceeds from sale of Private Placement Warrants	8,000,000
Payment of offering costs	(472,561)
Net cash provided by financing activities	301,527,439

Net Change in Cash	1,173,271
Cash - July 16, 2021 (inception)	-
Cash - Ending	1,173,271

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	264,987,450
Change in value of common stock subject to possible redemption	(17,851,055)
Offering costs paid by Sponsor in exchange for issuance of founder shares	25,000
Deferred Underwriting Fee Payable	10,500,000

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

The registration statement for the Company’s IPO was declared effective on September 30, 2020. On October 5, 2020, the Company consummated the IPO of 30,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $300,000,000, which is described in Note 4.

Simultaneously with the closing of the IPO, the Company consummated the sale of 8,000,000 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to IG Sponsor LLC (the “Sponsor”), generating gross proceeds of $8,000,000, which is described in Note 5.

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

IG ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

If a stockholder vote is not required by applicable law or stock exchange rules and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange rules, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6), and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all. Notwithstanding the above, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Certificate of Incorporation provides that, a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 20% or more of the Public Shares without the Company’s prior written consent.

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

IG ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Note 2 —  Restatement of Previously Issued Financial Statements

The Company previously accounted for its outstanding public warrants (as defined in Note 8) and Private Placement Warrants (Note 5) issued in connection with its IPO as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common stock, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”).

In connection with the audit of the Company’s financial statements for the period ended December 31, 2020, the Company’s management further evaluated the warrants under ASC Subtopic 815-40, Contracts in Entity’s Own Equity.  ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.  Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.  Based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded the tender offer provision included in the warrant agreement fails the “classified in stockholder’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the warrants as derivative liabilities in its previously issued balance sheet and income statement issued on December 31, 2020. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust, operating expenses, cash flows or cash.

The impact of the restatement on the balance sheets, statements of operations and statements of cash flows is presented below:

	As of December 31,2020
	As
	Previously	Restatement
	Reported	Adjustment	As Restated

Warrant liability	$	$38,593,591	$38,593,591
Total Liabilities	10,551,119	38,593,591	49,144,710
Common stock subject to possible redemption	285,730,102	(38,593,591)	247,136,511
Class A common stock, $0.0001 par value	143	386	529
Additional paid-in capital	5,296,444	18,350,072	23,646,516
Accumulated deficit	(297,327)	(18,350,459)	(18,647,786)

IG ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

	Period From July 16, 20220 (Inception) Through
	December 31, 2020
	As
	Previously	Restatement
	Reported	Adjustment	As Restated
Statement of Operations and Comprehensive Loss
Other (expense) income:
Change in fair value of derivative warrant liabilities		(17,567,187)	(17,567,187)
Financing cost - derivative warrant liabilities		(783,272)	(783,272)
Net loss	$(297,327)	(18,350,459)	$(18,647,786)

Weighted average shares outstanding, basic and diluted	8,246,494	1,122,268	9,368,762
Basic and diluted net loss per non-redeemable common share	$(0.04)	(1.95)	$(1.99)
Weighted average common shares subject to possible redemption outstanding, basic and diluted	28,601,397	(2,102,640)	26,498,757
Basic and diluted net loss per common share subject to redemptions	$0.00	0.00	$0.00

	Period From July 16, 20220 (Inception) Through
	December 31, 2020
	As
	Previously	Restatement
	Reported	Adjustment	As Restated
Statement of Cash Flows
Net loss	$(297,327)	(18,350,459)	$(18,647,786)
Adjustment to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liability		17,567,187	17,567,187
Transaction costs allocable to warrant liabilities, net		783,272	783,272

In addition, the impact to the balance sheet dated October 5, 2020, filed on Form 8-K on October 9, 2020 related to the impact of accounting for the Warrants as liabilities at fair value resulted in a $21.03 million increase to the derivative warrant liabilities line item as of October 5, 2020 and offsetting decrease to the Class A ordinary shares subject to possible redemption mezzanine equity line item. There is no change to total stockholders’ equity at the reported balance sheet date.

	As of October 5, 2020
	As
	Previously	Restatement
	Reported	Adjustment	As Restated

Warrant liability	-	21,026,404	21,026,404
Total Liabilities	10,501,626	21,026,404	31,528,030
Common stock subject to possible redemption, 24,716,194 shares at redemption value	286,013,970	(21,026,404)	264,987,566
Additional paid-in capital	5,012,465	783,272	5,795,737
Accumulated deficit	(13,457)	(783,272)	(796,729)

IG ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Note 3 — Summary of Significant Accounting Policies

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

Fair Value of Financial Instruments

The Company classifies financial instruments under FASB ASC 820, “Fair Value Measurement,” for its financial assets and liabilities that are reported at fair value at each reporting period.

The carrying value of the Company’s cash and cash equivalents, and accrued liabilities, approximates their fair value due to the short-term nature of such instruments.

Our financial instruments that are subject to fair value measurements consist of our warrant derivative liability. Fair value is measured based on an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions market participants would use in pricing an asset or liability. Assets and liabilities measured at fair value are based on a market valuation approach using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. As a basis for considering such assumptions, a three-tiered fair value hierarchy is established, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets that are observable, either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. See Note 9 for further information.

Offering Costs

Total offering costs were $497,562 and consisted of legal, accounting, other costs incurred in connection with the formation and preparation of the initial public offering. Underwriting commissions for the initial public offering were $16,500,000, of which $10,500,000 have been deferred until the completion of the Business Combination. Because the Public Warrants have been accounted for as a liability at fair value instead of equity, the Company applied the relative fair value method and allocated a portion of offering costs and underwriting commissions to expenses with the remainder charged to additional paid in capital at the closing of the Offering.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities were $51,119 as of December 31, 2020, and primarily consist of Delaware franchise tax expenses and costs incurred for the formation and preparation of the initial public offering with corresponding amounts charged to offering costs.

IG ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Warrant Liabilities

In accordance with ASC 815-40, Derivatives and Hedging: Contracts in an Entities Own Equity, entities must consider whether to classify contracts that may be settled in its own stock, such as warrants, as equity of the entity or as an asset or liability. If an event that is not within the entity’s control could require net cash settlement, then the contract should be classified as an asset or a liability rather than as equity. We have determined because the terms of Public Warrants include a provision that entitles all warrant holders to receive cash for their warrants in the event of a qualifying cash tender offer, while only certain of the holders of the underlying shares of common stock would be entitled to receive cash, our warrants should be classified as liability measured at fair value, with changes in fair value each period reported in earnings. Volatility in our Common Stock and Public Warrants may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations.

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

For the Year ended
December 31, 2020
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$5,544
Less: interest available to be withdrawn for payment of taxes	(5,544)
Net Earnings	$0
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	26,948,757
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.00

Non-Redeemable Class B Stock
Numerator: Net common minus Redeemable Net Earnings
Net Income (Loss)	$(18,647,786)
Redeemable Net Earnings	$0
Non-Redeemable Net Loss	$(18,647,786)
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted	9,368,762
Loss/Basic and Diluted Non-Redeemable Common Stock	$(1.99)

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

IG ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Note 4 — Initial Public Offering

Pursuant to the IPO, the Company sold 30,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

Note 5 — Private Placement

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

Note 6 — Related Party Transactions

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

Note 7 — Commitments

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

Note 8 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 5,286,806 shares of Class A common stock issued or outstanding, excluding 24,713,194 shares of Class A common stock subject to possible redemption.

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

IG ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the IPO, except that the Private Placement Warrants and the shares of common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, and will be entitled to certain registration rights (see Note 7). Additionally, the Private Placement Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

Note 9 – Derivative Financial Instruments

In accordance with ASC 815-40, Derivatives and Hedging: Contracts in an Entities Own Equity, entities must consider whether to classify contracts that may be settled in its own stock, such as warrants, as equity of the entity or as an asset or liability. If an event that is not within the entity’s control could require net cash settlement, then the contract should be classified as an asset or a liability rather than as equity. We have determined because the terms of Public Warrants include a provision that entitles all warrant holders to receive cash for their warrants in the event of a qualifying cash tender offer, while only certain of the holders of the underlying shares of common stock would be entitled to receive “cash,” our warrants should be classified as a derivative liability measured at fair value, with changes in fair value each period reported in earnings. Volatility in our Common Stock and Public Warrants may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations.

In conjunction with our initial public offering, which closed October 5, 2020, the Company sold 30,000,000 Units at a price of $10.00 per Unit (the “Public Units”). Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value and one-half of one redeemable warrant (each a “Public Warrant”) and simultaneously, the Sponsors purchased an aggregate of 8,000,000 Sponsor Warrants at a price of $1.00 per warrant ($8,000,000 in the aggregate) in the Private Placement. As of December 31, 2020, 15,000,000 Public Warrants and 8,000,000 Sponsor Warrants are outstanding. The Sponsor Warrants (including the Class A common stock issuable upon exercise of the Sponsor Warrants) are not transferable, assignable or salable until 30 days after the completion of the Business Combination and they are non-redeemable so long as they are held by the initial purchasers of the Sponsor Warrants or their permitted transferees. If the Sponsor Warrants are held by someone other than the initial purchasers of the Sponsor Warrants or their permitted transferees, the Sponsor Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Otherwise, the Sponsor Warrants have terms and provisions that are identical to those of the Public Warrants except that the Sponsor Warrants may be exercised on a cashless basis. If the Company does not complete the Business Combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the Sponsor Warrants issued to the Sponsors will expire worthless. Because the terms of the Sponsor Warrants and Public Warrants are so similar, we classified both types of warrants as a derivative liability measured at fair value.

Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. Each Public Warrant will become exercisable on the later of 30 days after the completion of the Business Combination or 12 months from the closing of the initial public offering. However, if the Company does not complete the Business Combination on or prior to October 5, 2022, the warrants will expire at the end of such period. If the Company is unable to deliver registered shares of Class A common stock to the holder upon exercise of Public Warrants issued in connection with the Units during the exercise period, there will be no net cash settlement of these Public Warrants and the Public Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the Public Warrants become exercisable, the Company may call the warrants for redemption: (i) in whole and not in part; (ii) at a price of $0.01 per warrant; (iii) upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and (iv) if, and only if, the reported closing price of the Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

IG ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The Company determined, at the time of the initial public offering, the initial value of its Public Warrants and Sponsor Warrants were $13,623,724 and $7,402,680, respectively. As of December 31, 2020, the value of our Public Warrants and Sponsor Warrants were $24,817,294 and $13,776,297, respectively. As of December 31, 2020, we recorded a change in fair value of warrant derivative liability of $17,567,187 in other income and expense on our statement of operations.

Note 10 — Investment Held in Trust Account

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$300,005,544

Liabilities:
Public Warrants	1	24,817,294
Private Warrants	2	13,776,297

IG ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Note 11 — Income Tax

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

December 31, 2020
Income tax benefit at statutory rate (21.0%)	$(3,916,035)
Change in fair value of warrant liability	3,689,109
Offering costs	164,487
Change in valuation allowance on deferred tax asset	62,439
Total	-
Effective tax rate	0.0

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

Note 12 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review other than as described in footnote 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 24, 2021	IG ACQUISITION CORP.

	By:	/s/ Christian Goode
		Name:	Christian Goode
		Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Bradley Tusk	Chairman of the Board	May 24, 2021
Bradley Tusk

/s/ Christian Goode	Chief Executive Officer and Director	May 24, 2021
Christian Goode	(Principal Executive Officer)

/s/ Edward Farrell	Chief Financial Officer	May 24, 2021
Edward Farrell	(Principal Financial and Accounting Officer)

/s/ Abigail May	Director	May 24, 2021
Abigail May

/s/ Kenneth Kweku	Director	May 24, 2021
Kenneth Kweku

/s/ Catharine Dockery	Director	May 24, 2021
Catharine Dockery

/s/ Peter Ward	Director	May 24, 2021
Peter Ward