Form 10-Q
period 2021-03-31
IG Acquisition Corp.
filed 2021-05-24
CIK 1819496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

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

As of May 24, 2021, there were 30,000,000 shares of Class A common stock, par value $0.0001 per share, and 7,500,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

IG ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

IG ACQUISITION CORP.

CONDENSED BALANCE SHEET

MARCH 31, 2021

	March 31, 2021	December 31, 2020
	(Unaudited)	(Restated)
ASSETS
Current assets
Cash	$757,002	$1,173,271
Prepaid expenses	82,725	102,416
Total Current Assets	839,727	1,275,687

Cash and Marketable Securities held in Trust Account	300,009,976	300,005,544
TOTAL ASSETS	$300,849,703	$301,281,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued Expenses	18,162	51,119
Total Current Liabilities	18,162	51,119
Deferred underwriting fee payable	10,500,000	10,500,000
Warrant liability	22,217,349	38,593,591
Total Liabilities	32,735,511	49,144,710

Commitments and Contingencies

Common stock subject to possible redemption, 26,310,543 shares at redemption value	263,114,182	247,136,512

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 3,689,457 issued and outstanding (excluding 26,310,543 shares subject to possible redemption) as March 31, 2021 and5,286,806 issued and outstanding (excluding 24,713,194 shares subject to possible redemption) as December 31, 2020	369	529
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,500,000 shares issued and outstanding as March 31, 2021 and December 31, 2020	750	750
Additional paid-in capital	7,669,006	23,646,516
Accumulated deficit	(2,670,115)	(18,647,786)
Total Stockholders’ Equity	5,000,010	5,000,009
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$300,849,703	$301,281,231

The accompanying notes are an integral part of the financial statements.

IG ACQUISITION CORP
CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JANUARY 1, 2021 THROUGH MARCH 31, 2021

(Unaudited)

For the quarter ended March 31, 2021
Operational Expenses
Operating Costs	$403,002
Loss from operations	(403,002)
Other Income:
Change in fair value of warrants	16,376,241
Interest Income	4,432
Net Income	$15,997,671

Weighted average shares outstanding, basic and diluted	12,786,806

Basic and diluted net income per non-redeemable common share	$1.25

Weighted average common shares subject to possible redemption outstanding, basic and diluted	24,713,194

Basic and diluted net income per common share subject to redemptions	$0.00

The accompanying notes are an integral part of the financial statements.

IG ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 1, 2021 THROUGH MARCH 31, 2021

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021	5,286,806	$529	7,500,000	$750	$23,646,516	$(18,647,786)	$5,000,009

Common stock subject to possible redemption	(1,597,349)	(160)			(15,977,510)		(15,977,670)

Net income						15,977,671	15,977,671

March 31, 2021	3,689,457	$369	7,500,000	$750	$7,669,006	$(2,670,115)	$5,000,010

Class B common stock, $0.0001 par value; 10,000,000 shares authorized, 7,500,000 shares of Class B common stock issued or outstanding Class A common stock, $0.0001 par value; 100,000,000 shares authorized, 3,689,457 shares of Class A common stock issued or outstanding, excluding 26,310,543 shares of Class A common stock subject to possible redemption.

The accompanying notes are an integral part of the financial statements.

IG ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 1, 2021 THROUGH MARCH 31, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net Income	$15,977,671
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(4,432)
Change in fair value of warrant liability	(16,376,241)
Prepaid expense	19,690
Accrued expense	(32,957)
Net cash used in operating activities	(416,269)

Cash Flows from Investing Activities:
Net cash used in investing activities	-

Cash Flows from Financing Activities:
Net cash provided by financing activities	-

Net Change in Cash	(416,269)
Cash – Beginning	1,173,271
Cash - Ending	$757,002

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from July 16, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (“IPO”), which is described below and the initial search for a suitable acquisition target. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $16,997,562 consisting of $6,000,000 of underwriting fees, $10,500,000 of deferred underwriting fees and $497,562 of other offering costs. In addition, cash of $1,375,991 was held outside of the Trust Account (as defined below) for working capital purposes. On March 31, 2021 cash outside the Trust Account totaled $757,002 and is available for working capital purposes.

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

Notes to Condensed Financial Statements

(unaudited)

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

If a stockholder vote is not required by applicable law or stock exchange rules and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange rules, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5), and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all. Notwithstanding the above, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Certificate of Incorporation provides that, a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to more than 15% of the Public Shares without the Company’s prior written consent.

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

IG Acquisition Corp.

Notes to Condensed Financial Statements

(unaudited)

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

Our accompanying financial statements include the accounts of the Company and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period and should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Form 10-K/A filed with the SEC on May 24, 2021.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021.

Marketable Securities Held in Trust Account

At March 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

IG Acquisition Corp.

Notes to Condensed Financial Statements

(unaudited)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Warrant Liabilities

In accordance with ASC 815-40, Derivatives and Hedging: Contracts in an Entities Own Equity, entities must consider whether to classify contracts that may be settled in its own stock, such as warrants, as equity of the entity or as an asset or liability. If an event that is not within the entity’s control could require net cash settlement, then the contract should be classified as an asset or a liability rather than as equity. We have determined because the terms of Public Warrants include a provision that entitles all warrant holders to cash for their warrants in the event of a qualifying cash tender offer, while only certain of the holders of the underlying shares of common stock would be entitled to cash, our warrants should be classified as liability measured at fair value, with changes in fair value each period reported in earnings. Volatility in our Common Stock and Public Warrants may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations.

IG Acquisition Corp.

Notes to Condensed Financial Statements

(unaudited)

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

For the Quarter ended March 31, 2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$4,432
Less: interest available to be withdrawn for payment of taxes	(4,432)
Net Earnings	$0.00
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	24,713,194
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.00

Non-Redeemable Class B Stock
Numerator: Net common minus Redeemable Net Earnings
Net Income	$15,977,671
Redeemable Net Earnings	$0.00
Non-Redeemable Net Income	$15,977,671
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted	12,786,806
Income Basic and Diluted Non-Redeemable Common Stock	$1.25

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

IG Acquisition Corp.

Notes to Condensed Financial Statements

(unaudited)

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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2021, no Working Capital Loans were outstanding.

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

IG Acquisition Corp.

Notes to Condensed Financial Statements

(unaudited)

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

Contingent Fee Arrangement

The Company has entered into a fee arrangement with a service provider pursuant to which certain fees incurred by the Company will be deferred and become payable only if the Company consummates a Business Combination. If a Business Combination does not occur, the Company will not be required to pay these contingent fees. As of March 31, 2021, the amount of these contingent fees was approximately $0. There can be no assurances that the Company will complete a Business Combination.

Underwriting Agreement

The representative of the underwriters is entitled to a deferred fee of $10,500,000 in the aggregate. The deferred fee will become payable to the representative of the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 7 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2021, there were 3,689,457 shares of Class A common stock issued or outstanding, excluding 26,310,543 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. At March 31, 2021, there were 7,500,000 shares of Class B common stock issued and outstanding.

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

IG Acquisition Corp.

Notes to Condensed Financial Statements

(unaudited)

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

Notes to Condensed Financial Statements

(unaudited)

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

Note 8 — Derivative Financial Instruments

In accordance with ASC 815-40, Derivatives and Hedging: Contracts in an Entities Own Equity, entities must consider whether to classify contracts that may be settled in its own stock, such as warrants, as equity of the entity or as an asset or liability. If an event that is not within the entity’s control could require net cash settlement, then the contract should be classified as an asset or a liability rather than as equity. We have determined because the terms of Public Warrants include a provision that entitles all warrant holders to cash for their warrants in the event of a qualifying cash tender offer, while only certain of the holders of the underlying shares of common stock would be entitled to cash, our warrants should be classified as a derivative liability measured at fair value, with changes in fair value each period reported in earnings. Volatility in our Common Stock and Public Warrants may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations.

In conjunction with our public offering, which closed October 5, 2020, the Company sold 30,000,000 Units at a price of $10.00 per Unit (the “Public Units”). Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value and one-half of one redeemable warrant (each a “Public Warrant”) and simultaneously, the Sponsors purchased an aggregate of 8,000,000 Sponsor Warrants at a price of $1.00 per warrant ($8,000,000 in the aggregate) in the Private Placement. As of March 31, 2021, 15,000,000 Public Warrants and 8,000,000 Sponsor Warrants are outstanding. The Sponsor Warrants (including the Class A common stock issuable upon exercise of the Sponsor Warrants) are not transferable, assignable or salable until 30 days after the completion of the Business Combination and they are non-redeemable so long as they are held by the initial purchasers of the Sponsor Warrants or their permitted transferees. If the Sponsor Warrants are held by someone other than the initial purchasers of the Sponsor Warrants or their permitted transferees, the Sponsor Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Otherwise, the Sponsor Warrants have terms and provisions that are identical to those of the Public Warrants except that the Sponsor Warrants may be exercised on a cashless basis. If the Company does not complete the Business Combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the Sponsor Warrants issued to the Sponsors will expire worthless. Because the terms of the Sponsor Warrants and Public Warrants are so similar, we classified both types of warrants as a derivative liability measured at fair value.

Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. Each Public Warrant will become exercisable on the later of 30 days after the completion of the Business Combination or 12 months from the closing of the Public Offering. However, if the Company does not complete the Business Combination on or prior to October 5, 2022, the warrants will expire at the end of such period. If the Company is unable to deliver registered shares of Class A common stock to the holder upon exercise of Public Warrants issued in connection with the Units during the exercise period, there will be no net cash settlement of these Public Warrants and the Public Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the Public Warrants become exercisable, the Company may call the warrants for redemption: (i) in whole and not in part; (ii) at a price of $0.01 per warrant; (iii) upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and (iv) if, and only if, the reported closing price of the Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

The Company determined, at the time of the Public Offering, the initial value of its Public Warrants and Sponsor Warrants were $13,623,724 and $7,402,680, respectively. As of March 31, 2021, the value of our Public Warrants and Sponsor Warrants were $14,444,692 and $7,772,656, respectively. As of March 31, 2021, we recorded a change in fair value of warrant derivative liability of ($16,676,242) in other income and expense on our statement of operations.

IG Acquisition Corp.

Notes to Condensed Financial Statements

(unaudited)

Note 9 — Investment Held in Trust Account

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$300,009,976	$300,005,544
Liabilities:
Public Warrants	1	$14,444,692	24,817,294
Private Warrants	2	$7,772,656	13,776,297

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

Overview

We are a blank check company incorporated on July 16, 2020 in Delaware and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more target businesses. We intend to effectuate our Business Combination using cash from the proceeds of our initial public offering and the sale of the Private Placement Warrants that occurred simultaneously with the completion of our initial public offering, our capital stock, debt or a combination of cash, stock and debt.

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

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our initial public offering) nor generated any revenues to date. Our only activities from inception through March 31, 2021 were organizational activities and those necessary to prepare for the initial public offering and identifying a target for our Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with identifying and completing a Business Combination.

For the period from January 1, 2021 through March 31, 2021, we had a net income of $15,977,671, which is a result of change in fair value of warrant liability of $16,376,242, interest income on marketable securities held in the Trust Account of $4,432, both of which were offset by operating costs of $403,002.

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

As of March 31, 2021, we had marketable securities held in the Trust Account of $300,009,976 consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the Trust Account will used by us to pay franchise and income taxes.

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

As of March 31, 2021, we had cash of $757,002 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

For the quarter ended March 31, 2021, we generated a net loss of $15,977,671 and cash used in operating activities was $416,269 which was partially offset by interest earned on marketable securities held in the Trust Account of $4,432, change in the fair value of warrant liability of $16,376,242 and changes in operating assets and liabilities which used $13,267 of cash from operating activities.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

Contractual Obligations

As of March 31, 2021, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support provided to us. We began incurring these fees on October 1, 2020 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

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

Warrant Derivative Liability

In accordance with ASC 815-40, Derivatives and Hedging: Contracts in an Entities Own Equity, entities must consider whether to classify contracts that may be settled in its own stock, such as warrants, as equity of the entity or as an asset or liability. If an event that is not within the entity’s control could require net cash settlement, then the contract should be classified as an asset or a liability rather than as equity. We have determined because the terms of Public Warrants include a provision that entitles all warrant holders to cash for their warrants in the event of a qualifying cash tender offer, while only certain of the holders of the underlying shares of common stock would be entitled to cash, our warrants should be classified as derivative liability measured at fair value, with changes in fair value each period reported in earnings. Further if our Sponsor Warrants are held by someone other initial purchases of the Sponsor Warrants or their permitted transferees, the Sponsor Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Because the terms of the Sponsor Warrants and Public Warrants are so similar, we classified both types of warrants as a derivative liability measured at fair value. Volatility in our Common Stock and Public Warrants may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our initial public offering, the net proceeds of our initial public offering, including amounts in the Trust Account, have been invested in U.S. government obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (who serves as our principal executive officer) and Chief Financial Officer (who serves as our principal financial and accounting officer), to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were ineffective due to a material weakness in evaluating complex accounting issues which resulted in a restatement of our December 31, 2020 financial statements.

Restatement of Previously Issued Financial Statements

On May 24, 2021, we revised our prior position on accounting for warrants and restated our December 31, 2020 financial statements to reclassify the Company’s warrant. These non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents or total assets.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ending March 31, 2021 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our December 31, 2020 financial statements had not yet been identified. Our plans at this time include increasing communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risks described in Amendment No.1 to our Annual Report on Form 10-K filed with the SEC on May 24, 2021 (the “Form 10-K”). As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risks disclosed in the Form 10-K filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

IG Acquisition Corp.

Date: May 24, 2021	By:	/s/ Christian Goode
	Name:	Christian Goode
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 24, 2021	By:	/s/ Edward Farrell
	Name:	Edward Farrell
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)