Form 10-Q
period 2021-06-30
IG Acquisition Corp.
filed 2021-08-12
CIK 1819496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

As of August 12, 2021, there were 30,000,000 shares of Class A common stock, par value $0.0001 per share, and 7,500,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

IG ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

IG ACQUISITION CORP.

CONDENSED BALANCE SHEET

JUNE 30, 2021

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$458,723	$1,173,271
Prepaid expenses	65,625	102,416
Total Current Assets	524,348	1,275,687

Cash and Marketable Securities held in Trust Account	300,014,457	300,005,544
TOTAL ASSETS	$300,538,805	$301,281,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued Expenses	1,439	51,119
Total Current Liabilities	1,439	51,119
Deferred underwriting fee payable	10,500,000	10,500,000
Warrant liability	26,020,299	38,593,591
Total Liabilities	36,521,738	49,144,710

Commitments and Contingencies

Common stock subject to possible redemption, 25,900,457 shares at redemption value	259,017,057	247,136,512

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 4,099,543 issued and outstanding (excluding 25,900,457 shares subject to possible redemption) as June 30, 2021 and 5,286,806 issued and outstanding (excluding 24,713,194 shares subject to possible redemption) as December 31, 2020	410	529
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,500,000 shares issued and outstanding as June 30, 2021 and December 31, 2020	750	750
Additional paid-in capital	11,766,090	23,646,516
Accumulated deficit	(6,767,240)	(18,647,786)
Total Stockholders’ Equity	5,000,010	5,000,009
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$300,538,805	$301,281,231

The accompanying notes are an integral part of the financial statements.

IG ACQUISITION CORP
CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

	For the Three months ended June 30, 2021	For the Six months ended June 30, 2021
Operational Expenses
Operating Costs	$298,657	$701,659
Loss from operations	(298,657)	(701,659)
Other Income:
Change in fair value of warrants	(3,802,949)	12,573,292
Interest Income	4,481	8,913
Net Income (Loss)	$(4,097,125)	$11,880,546

Weighted average shares outstanding, basic and diluted	11,189,457	11,979,257

Basic and diluted net income (loss) per non-redeemable common share	$(0.37)	$0.99

Weighted average common shares subject to possible redemption outstanding, basic and diluted	26,310,543	25,520,743

Basic and diluted net income per common share subject to redemptions	$0.00	$0.00

The accompanying notes are an integral part of the financial statements.

IG ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021	5,286,806	$529	7,500,000	$750	$23,646,516	$(18,647,786)	$5,000,009

Common stock subject to possible redemption	(1,597,349)	(160)			(15,977,510)		(15,977,670)

Net income						15,977,671	15,977,671

Balance as of March 31, 2021	3,689,457	369	7,500,000	750	7,669,006	(2,670,115)	5,000,010
Common stock subject to possible redemption	410,086	41			4,097,084		4,097,125
Net loss						(4,097,125)	(4,097,125)

Balance as of June 30, 2021	$4,099,543	$410	7,500,000	$750	$11,766,090	$(6,767,240)	$5,000,010

Class B common stock, $0.0001 par value; 10,000,000 shares authorized, 7,500,000 shares of Class B common stock issued or outstanding Class A common stock, $0.0001 par value; 100,000,000 shares authorized, 4,099,543 shares of Class A common stock issued or outstanding, excluding 25,900,457 shares of Class A common stock subject to possible redemption.

The accompanying notes are an integral part of the financial statements.

IG ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

For the Six months ended June 30, 2021
Cash Flows from Operating Activities:
Net Income	$11,880,546
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(8,913)
Change in fair value of warrant liability	(12,573,292)
Prepaid expense	36,791
Accrued expense	(49,680)
Net cash used in operating activities	(714,548)
Cash Flows from Investing Activities:
Investment of cash in Trust Account
Net cash provided(used) in investing activities	-
Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid
Proceeds from sale of Private Placement Warrants
Payment of offering costs, net
Net cash provided (used) in financing activities	-
Net Change in Cash	(714,548)
Cash -January 1, 2021	1,173,271
Cash - Ending June 30, 2021	$458,723
Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$(11,880,545)

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from July 16, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“IPO”), which is described below and the initial search for a suitable acquisition target. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $16,997,562 consisting of $6,000,000 of underwriting fees, $10,500,000 of deferred underwriting fees and $497,562 of other offering costs. In addition, cash of $1,375,991 was held outside of the Trust Account (as defined below) for working capital purposes. On June 30, 2021 cash outside the Trust Account totaled $458,723 and is available for working capital purposes.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021.

Marketable Securities Held in Trust Account

At June 30, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

	For the three months ended June 30, 2021	For the six months ended June 30, 2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$3,869	$7,694
Less: interest available to be withdrawn for payment of taxes	0.00	0.00
Net Earnings	$3,869	$7,694
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	26,310,543	25,520,743
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.00	$0.00

Non-Redeemable Class B Stock
Numerator: Net common minus Redeemable Net Earnings
Net Income (Loss)	$(4,097,125)	$11,880,546
Redeemable Net Earnings	$(3,869)	$(7,694)
Non-Redeemable Net Income (Loss)	$(4,100,994)	$11,872,852
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted	11,189,457	11,979,257
Income Basic and Diluted Non-Redeemable Common Stock	$(0.37)	$0.99

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At June 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021, no Working Capital Loans were outstanding.

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

Contingent Fee Arrangement

The Company has entered into a fee arrangement with service providers pursuant to which certain fees incurred by the Company will be deferred and become payable only if the Company consummates a Business Combination. If a Business Combination does not occur, the Company will not be required to pay these contingent fees. As of June 30, 2021, the amount of these contingent fees was approximately $0. There can be no assurances that the Company will complete a Business Combination.

Underwriting Agreement

The representative of the underwriters is entitled to a deferred fee of $10,500,000 in the aggregate. The deferred fee will become payable to the representative of the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 7 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2021, there were 4,099,543 shares of Class A common stock issued or outstanding, excluding 25,900,457 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. At June 30, 2021, there were 7,500,000 shares of Class B common stock issued and outstanding.

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

In conjunction with our public offering, which closed October 5, 2020, the Company sold 30,000,000 Units at a price of $10.00 per Unit (the “Public Units”). Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value and one-half of one redeemable warrant (each a “Public Warrant”) and simultaneously, the Sponsors purchased an aggregate of 8,000,000 Sponsor Warrants at a price of $1.00 per warrant ($8,000,000 in the aggregate) in the Private Placement. As of June 30, 2021, 15,000,000 Public Warrants and 8,000,000 Sponsor Warrants are outstanding. The Sponsor Warrants (including the Class A common stock issuable upon exercise of the Sponsor Warrants) are not transferable, assignable or salable until 30 days after the completion of the Business Combination and they are non-redeemable so long as they are held by the initial purchasers of the Sponsor Warrants or their permitted transferees. If the Sponsor Warrants are held by someone other than the initial purchasers of the Sponsor Warrants or their permitted transferees, the Sponsor Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Otherwise, the Sponsor Warrants have terms and provisions that are identical to those of the Public Warrants except that the Sponsor Warrants may be exercised on a cashless basis. If the Company does not complete the Business Combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the Sponsor Warrants issued to the Sponsors will expire worthless. Because the terms of the Sponsor Warrants and Public Warrants are so similar, we classified both types of warrants as a derivative liability measured at fair value.

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

The Company determined, at the time of the Public Offering, the initial value of its Public Warrants and Sponsor Warrants were $13,623,724 and $7,402,680, respectively. As of June 30, 2021, the value of our Public Warrants and Sponsor Warrants were $16,767,971 and $9,252,328, respectively. As of June 30, 2021, we recorded a change in fair value of warrant derivative liability of ($3,802,949) in other income and expense on our statement of operations for the three months ended June 30, 2021 and $12,573,292 for the six months ended June 30, 2021.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$300,014,457	$300,005,544
Liabilities:
Public Warrants	1	$16,767,971	$24,817,294
Private Warrants	2	$9,252,328	$13,776,297

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

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our initial public offering) nor generated any revenues to date. Our only activities from inception through June 30, 2021 were organizational activities and those necessary to prepare for the initial public offering and identifying a target for our Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with identifying and completing a Business Combination.

For the period from April 1, 2021 through June 30, 2021, we had a net loss of $4,097,125, which is a result of the change in fair value of warrant liability of $3,802,949 and operating costs of $298,657, partially offset by interest income on marketable securities held in the Trust Account of $4,481.

For the six months ended June 30, 2021, we had net income of $11,880,546, which is a result of the change in fair value of warrant liability of $12,573,292 and operating costs of $701,659, partially offset by interest income on marketable securities held in the Trust Account of $8,913.

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

As of June 30, 2021, we had marketable securities held in the Trust Account of $300,014,457 consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the Trust Account will used by us to pay franchise and income taxes.

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

As of June 30, 2021, we had cash of $458,723 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

For the six months ended June 30, 2021, we generated net income of $11,880,546 and cash used in operating activities was $714,548 which was partially offset by interest earned on marketable securities held in the Trust Account of $8,913, change in the fair value of warrant liability of $12,573,292 and changes in operating assets and liabilities which used $12,889 of cash from operating activities.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

Contractual Obligations

As of June 30, 2021, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support provided to us. We began incurring these fees on October 1, 2020 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our initial public offering, the net proceeds of our initial public offering, including amounts in the Trust Account, have been invested in U.S. government obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were ineffective due to a material weakness in evaluating complex accounting issues which resulted in a restatement of our December 31, 2020 financial statements.

Restatement of Previously Issued Financial Statements

On May 24, 2021, we revised our prior position on accounting for warrants and restated our December 31, 2020 financial statements to reclassify the Company’s warrants. These non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents or total assets.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ending June 30, 2021 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our December 31, 2020 financial statements had not yet been identified. Our plans at this time include increasing communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IG Acquisition Corp.

Date: August 12, 2021	By:	/s/ Christian Goode
	Name:	Christian Goode
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Edward Farrell
	Name:	Edward Farrell
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)