Form 10-Q
period 2021-09-30
IG Acquisition Corp.
filed 2021-11-15
CIK 1819496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of November 15, 2021, there were 30,000,000 shares of Class A common stock, par value $0.0001 per share, and 7,500,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

IG ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

IG ACQUISITION CORP.

CONDENSED BALANCE SHEETS

SEPTEMBER 30, 2021

	September 30, 2021	December 31, 2020
	(Unaudited)	(As restated)[1]
ASSETS
Current assets
Cash	$173,343	$1,173,271
Prepaid expenses	102,500	102,416
Total Current Assets	275,843	1,275,687

Cash and Marketable Securities held in Trust Account	300,018,987	300,005,544
TOTAL ASSETS	$300,294,830	$301,281,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued Expenses	184,229	51,119
Total Current Liabilities	184,229	51,119
Deferred underwriting fee payable	10,500,000	10,500,000
Warrant liability	18,864,073	38,593,591
Total Liabilities	29,548,302	49,144,710

Commitments and Contingencies
Class A common stock subject to possible redemption; 100,000,000 shares authorized, 30,000,000 shares issued and outstanding as of September 30, 2021	300,000,000	300,000,000

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 30,000,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	-	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,500,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	750	750
Additional paid-in capital	-	-
Accumulated deficit	(29,254,222)	(47,864,229)
Total Stockholders’ Equity	(29,253,472)	(47,863,479)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$300,294,830	$301,281,231

The accompanying notes are an integral part of the financial statements.

1 As restated due to review of the treatment of public shares subject to redemption. (See Note 2).

IG ACQUISITION CORP
CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating costs	$431,294	$12,677	$1,132,953	$12677
Loss from operations	(431,294)	(12,677)	(1,132,953)	(12,677)

Other income:
Changes in fair value of derivative warrant liabilities	7,156,226	-	19,729,518	-
Interest income	4,530	-	13,443	-

Net income (loss)	$6,729,462	$(12,677)	$18,610,008	$(12,677)

Weighted average shares outstanding, redeemable Class A common stock	30,000,000	-	30,000,000	-
Basic and diluted net income per share, redeemable Class A common stock	$0.18	$0.00	$0.50	$0.00

Weighted average shares outstanding, non-redeemable common stock	7,500,000	8,625,000	7,500,000	8,625,000
Basic and diluted net loss per share, non-redeemable common stock	$0.18	$0.00	$0.50	$0.00

The accompanying notes are an integral part of the financial statements.

IG ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

AS OF SEPTEMBER 30, 2020

(Unaudited)

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance - July 16, 2020 (inception)	8,625,000	863	24,137		25,000
Net income				(12,677)	(12,677)
Balance as of September 30, 2020	8,625,000	$863	$24,137	$(12,677)	$12,323

IG ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

AS OF SEPTEMBER 30, 2021

(Unaudited)

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance – January 1, 2021[1]	7,500,000	$750	$-	$(47,864,230)	$(47,863,480)
Net income				11,880,546	11,880,546
Balance – June 30, 2021[2]	7,500,000	$750	$-	$(35,983,684)	$(35,982,934)
Net loss				6,729,462	6,729,462
Balance – September 30, 2021	7,500,000	$750	$-	$(29,254,222)	$(29,253,472)

The accompanying notes are an integral part of the financial statements.

[1]	As restated due to review of the treatment of public shares subject to redemption. (See Note 2).
[2]	As restated due to review of the treatment of public shares subject to redemption. (See Note 2).

 IG ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

	For the nine months ended September 30, 2021	July 21, 2021 (inception) through September 30, 2020
Cash Flows from Operating Activities:
Net Income (Loss)	18,610,008	(12,677)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(13,443)	-
Change in fair value of warrant liability	(19,729,518)	-
Prepaid expense	(84)	-
Accrued expense	133,110	-
Formation cost paid by sponsor in consideration of Class B common stock	-	12,677
Net cash provided (used) in operating activities	(999,927)	-
Cash Flows from Investing Activities:
Investment of cash in Trust Account
Net cash provided (used) in investing activities	-	-
Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid
Proceeds from sale of Private Placement Warrants
Payment of offering costs, net
Net cash provided (used) in financing activities	-	-
Net Change in Cash	(999,927)	-
Cash – January 1, 2021	1,173,271	-
Cash - Ending September 30, 2021	173,343	-

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from July 16, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“IPO”), which is described below and the initial search for a suitable acquisition target. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $16,997,562 consisting of $6,000,000 of underwriting fees, $10,500,000 of deferred underwriting fees and $497,562 of other offering costs. In addition, cash of $1,375,991 was held outside of the Trust Account (as defined below) for working capital purposes. On September 30, 2021 cash held outside the Trust Account totaled $173,343 and was available for working capital purposes.

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

Liquidity

As of September 30, 2021, the Company had $173,343 in its operating bank accounts, $300,018,987 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith, and a working capital surplus of $91,614, which does not include any provisions for potential taxes payable.

As of September 30, 2021, the company had no outstanding notes. In November 2021, the Company issued a promissory note to the Sponsor for working capital loans in an amount of up to $500,000. The note is due upon the earlier of (1) consummation of a Business Combination or (2) October 5, 2022 or, at the holder’s option, converted into warrants to purchase Class A common stock of the Company.

The Company may raise additional capital through loans or additional investments from the Sponsor or its affiliates. The Company’s officers and directors and the Sponsor may, but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount it deems reasonable in its sole discretion, to meet the Company’s working capital needs.

Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or November 15, 2022.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of operations or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Restatement of Previously Issued Financial Statements

Previously, a portion of the Public Shares were classified as permanent equity to maintain stockholders’ equity above $5 million on the basis that the Company will consummate its Business Combination only if the Company has net tangible assets of at least $5,000,001. Since the Company can only complete a business combination and continue to exist as a public company if a sufficient number of Public Shares are not redeemed in connection with the Business Combination and so the Company had previously classified the portion of its Public Shares required to keep its stockholders’ equity above $5 million as “shares not subject to redemption.” In light of recent comment letters issued by the SEC Staff, management re-evaluated the Company’s accounting classification of the Public Shares. Upon re-evaluation, management determined that the Public Shares include certain provisions that require classification of the Public Shares as temporary equity regardless of the minimum net tangible assets required by the Company to complete its Business Combination and, as such, management concluded that all Public Shares should be reported as temporary equity on the Company’s balance sheets.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the changes and has determined that the related impact was material to its previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements should be restated to report all Public Shares as temporary equity. As such, the Company is reporting the restatements to those periods in this Quarterly Report.

The tables below quantify the impact of the above misclassification on the Company’s previously issued financial statements.

	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet as of October 5, 2020
Class A common stock subject to possible redemption, $0.0001 par value; redemption value of $10.00
Stockholders’s equity	$286,013,970	$13,986,030	$300,000,000
Class A common stock - $0.0001 par value	$140	$(140)	$-
Class B common stock - $0.0001 par value	$863	$-	$863
Additional paid-in capital	$5,012,465	$(5,012,465)	$-
Accumulated deficit	$(13,457)	$(8,973,565)	$(8,987,022)
Total stockholders’ equity (deficit)	$5,000,011	$(13,986,030)	$(8,986,019)
Shares subject to possible redemption	28,601,397	1,398,603	30,000,000

Balance Sheet as of December 31, 2020
Class A common stock subject to possible redemption, $0.0001 par value; redemption value of $10.00	$247,136,512	$52,863,488	$300,000,000
Shareholders’s equity
Class A common stock - $0.0001 par value	$529	$(529)	$-
Class B common stock - $0.0001 par value	$750	$-	$750
Additional paid-in capital	$23,646,516	$(23,646,516)	$-
Accumulated deficit	$(18,647,786)	$(29,216,444)	$(47,864,230)
Total stockholders’ equity (deficit)	$5,000,009	$(52,863,489)	$(47,863,480)
Shares subject to possible redemption	24,713,651	5,286,349	30,000,000

Statement of Operations for year ended December 31, 2020
Weighted average shares outstanding, redeemable Class A common stock	26,498,757	3,501,243	30,000,000
Basic and diluted net income per share, redeemable Class A common stock	$0.00	$(0.50)	$(0.50)
Weighted average shares outstanding, non-redeemable common stock	9,368,762	(1,868,762)	7,500,000
Basic and diluted net loss per share, non-redeemable common stock	$(1.99)	$1.49	$(0.50)

Changes in the Statement of Stockholders’ Equity as of December 31, 2020
Class A Common stock, $0.0001 par value	$529	$(529)	$-
Additional Paid in Capital	$23,646,516	$(23,646,516)	$-
Accumulated Deficit	$(18,647,786)	$(29,216,972)	$(47,864,758)
Total Stockholders’ Equity	$5,000,009	$(52,863,488)	$(47,863,479)

Statement Cash Flows for the year ended December 31, 2020
Initial classification of common stock subject to possible redemption	264,987,450	(264,987,450)	-
Change in value of common stock subject to possible redemption	17,851,055	(17,851,055)	-

Balance Sheet as of March 31, 2021
Class A common stock subject to possible redemption, $0.0001 par value; redemption value of $10.00
Stockholders’ equity	$263,114,182	$36,885,818	$300,000,000
Class A common stock - $0.0001 par value	$369	$(369)	$-
Class B common stock - $0.0001 par value	$750	$0	$750
Additional paid-in capital	$7,669,006	$(7,669,006)	$-
Accumulated deficit	$(2,670,115)	$(29,216,812)	$(31,886,927)
Total stockholders’ equity (deficit)	$5,000,010	$(36,885,818)	$(31,885,808)
Shares subject to possible redemption	26,311,418	3,688,582	30,000,000

Statement of Operations for the three months ended March 31, 2021
Weighted average shares outstanding, redeemable Class A common stock	24,713,194	5,286,806	30,000,000
Basic and diluted net income per share, redeemable Class A common stock	$0.00	$0.43	$0.43
Weighted average shares outstanding, non-redeemable common stock	12,786,806	(5,286,806)	7,500,000
Basic and diluted net loss per share, non-redeemable common stock	$1.25	$(0.82)	$0.43

Changes in the Statement of Stockholders’ Equity for the three months ended March 31, 2021
Class A common stock, $0.0001 par value	$369	$(369)	$-
Additional Paid in Capital	$7,669,006	$(7,669,006)	$-
Accumulated Deficit	$(2,670,115)	$(29,216,812)	$(31,886,927)
Total Stockholders’ Equity	$5,000,010	$(36,885,818)	$(31,885,808)

Balance Sheet as of June 30, 2021
Class A common stock subject to possible redemption, $0.0001 par value; redemption value of $10.00	$259,017,057	$40,982,943	$300,000,000
Shareholders’s equity
Class A common stock - $0.0001 par value	$410	$(410)	$-
Class B common stock - $0.0001 par value	$750	$0	$750
Additional paid-in capital	$11,766,090	$(11,766,090)	$0
Accumulated deficit	$(6,767,240)	$(29,216,444)	$(35,983,684)
Total shareholders’ equity (deficit)	$5,000,010	$(40,982,944)	$(35,982,934)
Shares subject to possible redemption	25,901,706	4,098,294	30,000,000

Statement of Operations for the three months ended June 30, 2021
Weighted average shares outstanding, redeemable Class A common stock	26,310,543	3,689,457	30,000,000
Basic and diluted net income per share, redeemable Class A common stock	$0.00	$(0.11)	$(0.11)
Weighted average shares outstanding, non-redeemable common stock	11,189,457	(3,689,457)	7,500,000
Basic and diluted net loss per share, non-redeemable common stock	$(0.37)	$0.26	$(0.11)

Changes in the Statement of Stockholders’ Equity for the three months ended June 30, 2021
Class A common stock, $0.0001 par value	$410	$(410)	$-
Additional Paid in Capital	$11,766,090	$(11,766,090)	$-
Accumulated Deficit	$(6,767,240)	$(29,216,853)	$(35,984,093)
Total Stockholders’ Equity	$5,000,010	$(40,982,943)	$(35,982,933)

Statement of Operations for the six months ended June 30, 2021
Weighted average shares outstanding, redeemable Class A common stock	25,529,743	4,470,257	30,000,000
Basic and diluted net income per share, redeemable Class A common stock	$0.00	$0.32	$0.32
Weighted average shares outstanding, non-redeemable common stock	11,979,257	(4,479,257)	7,500,000
Basic and diluted net loss per share, non-redeemable common stock	$0.99	$(0.67)	$0.32

Changes in the Statement of Stockholders’ Equity for the six months ended June 30, 2021
Class A common stock, $0.0001 par value	$410	$(410)	$-
Additional Paid in Capital	$11,766,090	$(11,766,090)	$-
Accumulated Deficit	$(6,767,240)	$(29,216,853)	$(35,984,093)
Total Stockholders’ Equity	$5,000,010	$(40,982,943)	$(35,982,933)

Statement of Cash Flows for the six months ended June 30, 2021
Change in value of common stock subject to redemption	$11,880,545	$(11,880,545)	$-

Note 3 — Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Marketable Securities Held in Trust Account

At September 30, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Loss Per Share of Common Stock

The Company applies the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net loss per share of common stock is computed by dividing the pro rata net loss between the Class A common stock and the Class B common stock by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted loss per ordinary share does not consider the effect of the warrants and rights issued in connection with the IPO since the exercise of the warrants and rights are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 23,000,000 shares of Class A common stock in the aggregate.

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Numerator:
Net income (loss) allocable to Class A common stock subject to possible redemption	$5,383,570	$-	$14,888,006	$-
Denominator: Weighted Average Redeemable Class A common stock
Weighted Average Redeemable Class A common stock, Basic and Diluted	30,000,000	-	30,000,000	-
Basic and diluted net income (loss) per share, Redeemable Class A Common Stock	$0.18	$-	$0.50	$-

Numerator:
Net income (loss) allocable to Class B common stock not subject to redemption	$1,345,892	$(12,677)	$3,722,002	$(12,677)
Denominator:
Weighted Average Non-Redeemable Class B common stock, Basic and Diluted	7,500,000	8,625,000	7,500,000	8,625,000
Basic and diluted net income (loss) per share Non-Redeemable common stock	$0.18	$0.00	$0.50	$0.00

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At September 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Note 6 – Related Party Transactions

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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, no Working Capital Loans were outstanding.

In November 2021, the Company issued a promissory note to the Sponsor for working capital loans in an amount of up to $500,000. The note is due upon the earlier of (1) consummation of a Business Combination or (2) October 5, 2022 or, at the holder’s option, converted into warrants to purchase Class A common stock of the Company.

Administrative Support Agreement

The Company entered into an agreement, commencing on September 30, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services.

Note 7 — Commitments

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Contingent Fee Arrangement

The Company has entered into fee arrangements with service providers pursuant to which certain fees incurred by the Company will be deferred and become payable only if the Company consummates a Business Combination. If a Business Combination does not occur, the Company will not be required to pay these contingent fees. As of September 30, 2021, the amount of these contingent fees was approximately $0. There can be no assurances that the Company will complete a Business Combination.

Underwriting Agreement

The representative of the underwriters is entitled to a deferred fee of $10,500,000 in the aggregate. The deferred fee will become payable to the representative of the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 8 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2021, there were 30,000,000 shares of Class A common stock issued or outstanding, all of which are subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. At September 30, 2021, there were 7,500,000 shares of Class B common stock issued and outstanding.

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

Note 9 — Derivative Financial Instruments

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

In conjunction with the Company’s public offering, which closed October 5, 2020, the Company sold 30,000,000 Units at a price of $10.00 per Unit (the “Public Units”). Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value and one-half of one redeemable warrant (each a “Public Warrant”) and simultaneously, the Sponsor purchased an aggregate of 8,000,000 Sponsor Warrants at a price of $1.00 per warrant ($8,000,000 in the aggregate) in the Private Placement. As of September 30, 2021, 15,000,000 Public Warrants and 8,000,000 Sponsor Warrants are outstanding. The Sponsor Warrants (including the Class A common stock issuable upon exercise of the Sponsor Warrants) are not transferable, assignable or salable until 30 days after the completion of the Business Combination and they are non-redeemable so long as they are held by the initial purchasers of the Sponsor Warrants or their permitted transferees. If the Sponsor Warrants are held by someone other than the initial purchasers of the Sponsor Warrants or their permitted transferees, the Sponsor Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Otherwise, the Sponsor Warrants have terms and provisions that are identical to those of the Public Warrants except that the Sponsor Warrants may be exercised on a cashless basis. If the Company does not complete the Business Combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the Sponsor Warrants issued to the Sponsors will expire worthless. Because the terms of the Sponsor Warrants and Public Warrants are so similar, we classified both types of warrants as a derivative liability measured at fair value.

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

The Company determined, at the time of the Public Offering, the initial value of its Public Warrants and Sponsor Warrants were $13,623,724 and $7,402,680, respectively. As of September 30, 2021, the value of our Public Warrants and Sponsor Warrants were $12,317,211 and $6,546,863, respectively. As of September30, 2021, we recorded a change in fair value of warrant derivative liability of $7,156,226 in other income and expense on our statement of operations for the three months ended September 30, 2021 and $19,729,518 for the nine months ended September30, 2021.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$300,018,987	$300,005,544
Liabilities:
Public Warrants	1	$12,317,211	$24,817,294
Private Warrants	2	$6,546,863	$13,776,297

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

As of September 30, 2021 the Company had no outstanding notes. In November 2021, the Company issued a promissory note to the Sponsor for working capital loans in an amount of up to $500,000. The note is due upon the earlier of (1) consummation of a Business Combination or (2) October 5, 2022 or at the holder’s option, converted into warrants to purchase Class A common stock of the Company.

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

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our initial public offering) nor generated any revenues to date. Our only activities from inception through September 30, 2021 were organizational activities and those necessary to prepare for the initial public offering and identifying a target for our Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with identifying and completing a Business Combination.

For the period from July 1, 2021 through September 30, 2021, we had net income of $6,729,462, which is a result of the change in fair value of warrant liability of $7,156,226 and operating costs of $431,294, partially offset by interest income on marketable securities held in the Trust Account of $4,530.

For the nine months ended September 30, 2021, we had net income of $18,610,008, which is a result of the change in fair value of warrant liability of $19,729,518 and operating costs of $1,132,953, partially offset by interest income on marketable securities held in the Trust Account of $13,443.

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

As of September 30, 2021, we had $173,343 in our operating bank accounts, $300,018,987 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith, and a working capital surplus of $91,614, which does not include any provisions for potential taxes payable. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

For the nine months ended September 30, 2021, we generated net income of $18,610,008 and cash used in operating activities was $999,927 which was partially offset by interest earned on marketable securities held in the Trust Account of $13,443, change in the fair value of warrant liability of $19,729,518 and changes in operating assets and liabilities which used $133,026 of cash from operating activities.

We may need to raise additional funds in order to meet the expenditures required for operating our business. If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amounts necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

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

In November 2021, the Company committed to provide the Company with working capital loans of up to $500,000. The loans, if issued, as well as any future loans that may be made by the Sponsor (or its affiliates), will be evidenced by notes and would either be repaid upon the consummation of a Business Combination or convertible into warrants. As of September 30, 2021, the Company had no outstanding notes.

Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or September 30, 2022.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

Contractual Obligations

As of September 30, 2021, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support provided to us. We began incurring these fees on October 1, 2020 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

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

Net Income Per Common Share

We apply the two-class method in calculating earnings per share. Net income per share of common stock, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the trust account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding for the period. Net loss per common share, basic and diluted for Class B non-redeemable common stock is calculated by dividing the net income, less income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the period.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our initial public offering, the net proceeds of our initial public offering, including amounts in the Trust Account, have been invested in U.S. government obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were ineffective due to   material weaknesses relating to the evaluation of complex financial instruments and the related accounting treatment. The errors contained in our financial statements for the periods ended October 5, 2020, December 31, 2020, March 31, 2021 and June 30, 2021 were material.

Changes in Internal Control over Financial Reporting

Other than as noted above, there was no change in our internal control over financial reporting that occurred during the quarter ending September 30, 2021 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our December 31, 2020 financial statements had not yet been identified.  Our plans at this time include increasing communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risks described in Amendment No.1 to our Annual Report on Form 10-K filed with the SEC on May 24, 2021 (the “Form 10-K”). As of the date of this Quarterly Report on Form 10-Q, other than as set forth below, there have been no material changes to the risks disclosed in the Form 10-K filed with the SEC.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified, in light of the prior reclassification of warrants from equity to liability, as well as the reclassification of our redeemable Class A common stock as temporary equity, a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Measures to remediate material weaknesses may be time-consuming and costly and there is no assurance that such initiatives will ultimately have the intended effects. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and adversely affect our business and operating results. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

IG Acquisition Corp.

Date: November 15, 2021	By:	/s/ Christian Goode
	Name:	Christian Goode
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Edward Farrell
	Name:	Edward Farrell
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)