Form 10-K/A
period 2020-12-31
IG Acquisition Corp.
filed 2021-12-17
CIK 1819496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

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

As of December 17, 2021 there were 30,000,000 shares of Class A common stock and 7,500,000 shares of Class B common stock of the registrant issued and outstanding.

EXPLANATORY NOTE

References throughout this Amendment No. 2 to the Annual Report on Form 10-K to “we,” “us,” “IGAC,” “company” or “our company” are to IG Acquisition Corp., unless the text otherwise indicates.

IG Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 2 to the Annual Report on Form 10-K, or this Amendment, to amend our Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission (the SEC”) on March 23, 2021, as amended on May 24, 2021, or the “Original Filing,” to restate our financial statements as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2021, as amended on May 24, 2021, (the “Original Financial Statements”).

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company’s management, in consultation with its advisors, identified an error made in certain of its previously issued financial statements, arising from the manner in which, as of the closing of the Company’s initial public offering, the Company valued its Class A common stock subject to possible redemption. The Company previously determined the value of such Class A common stock to be equal to the redemption value of such shares of Class A common stock, after taking into consideration the terms of the Company’s Amended and Restated Certificate of Incorporation, under which a redemption cannot result in net tangible assets being less than $5,000,001. Management has now determined, after consultation with its advisors, that the shares of Class A common stock underlying the units issued during the initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered to be outside the Company’s control. Therefore, management has concluded that the redemption value of its shares of Class A common stock subject to possible redemption should reflect the possible redemption of all shares of Class A common stock. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This has resulted in a restatement of the initial carrying value of the shares of Class A common stock subject to possible redemption, with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and shares of Class A common stock.

As a result, on November 15, 2021, after consultation with Marcum LLP, the Company’s independent registered public accounting firm, management and the audit committee of the Company’s board of directors concluded that the Original Financial Statements should no longer be relied upon and are to be restated in order to correct the classification error.

The Company has not amended its quarterly report on Form 10-Q filed on November 29, 2020 for the period affected by the restatement. The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed report should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein. In addition, the Management Discussion & Analysis, Risk Factors, Item 9a and Item 8 have been updated to detail further disclosure of the effects and actions taken by management and the Board of Directors.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officers and principal financial officer are filed as exhibits (in Exhibits 31.1, 31.2, 31.3, 32.1, 32.2, and 32.3) to this Amendment under Item 15 of Part IV hereof.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

Items Amended In This Amendment

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Amendment to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

●	Part I – Item 1A. Risk Factors.

●	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

●	Part II – Item 8. Financial Statements and Supplementary Data.

●	Part II – Item 9A. Controls and Procedures.

●	Part IV – Item 15. Exhibits, Financial Statement Schedules.

This Amendment does not reflect adjustments for events occurring after March 23, 2021, the original date of the filing of the Original Filing, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original Filing and all of the Company’s filings after the date hereof.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from the approximately $1,173,271 of proceeds held outside the trust account (as of December 31, 2020), although there is no assurance that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to up to approximately $1,173,271 from the proceeds of the initial public offering held outside of the trust account (as of December 31, 2020) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

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

As described elsewhere in this Amendment No. 2, we identified a material weakness in our internal control over financial reporting related to the accounting for a portion of the Public Shares that were classified as permanent equity to maintain stockholders’ equity above $5 million on the basis that we will consummate our Business Combination only if we have net tangible assets of at least $5,000,001. Since we can only complete a business combination and continue to exist as a public company if a sufficient number of Public Shares are not redeemed in connection with the Business Combination, we had previously classified the portion of its Public Shares required to keep our stockholders’ equity above $5 million as “shares not subject to redemption.” In light of recent comment letters issued by the staff of the Securities and Exchange Commission (the “SEC Staff”), management re-evaluated the Company’s accounting classification of the Public Shares. Upon re-evaluation, management determined that the Public Shares include certain provisions that require classification of the Public Shares as temporary equity regardless of the minimum net tangible assets required by the Charter to complete its Business Combination and, as such, management concluded that all Public Shares should be reported as temporary equity our balance sheets.

As described elsewhere in this report, we have identified, in light of the prior reclassification of warrants from equity to liability, as well as the reclassification of our redeemable Class A common stock as temporary equity, a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments. This material weakness resulted in a material misstatement of our warrant liabilities, Class A common stock subject to possible redemption, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the Affected Periods.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for complex financial instruments, see “Note 2 — Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Amendment No. 2.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our” or “we” refer to IG Acquisition Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our Original Financial Statements. We are restating our historical financial results to reclassify our temporary equity and permanent equity. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, both contained herein.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officers and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment, our management re-evaluated, with the participation of our current chief executive officers and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Due to a material weakness in our internal control over financial reporting over the accounting for complex transactions, which resulted in the restatement of the Company’s financial statements as described in the Explanatory Note to this Amendment, the Certifying Officers concluded that our disclosure controls were not effective as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.) In light of the material weakness which resulted in the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Melville, NY

March 23, 2021 except for the effects of the restatement discussed in Note 2 - Amendment 1 as to which the date is May 24, 2021 and Note 2 – Amendment 2, as to which the date is December 17, 2021

IG ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020

(Restated – See Note 2)

ASSETS
Current assets
Cash	$1,173,271
Prepaid expenses	102,416
Total Current Assets	1,275,687

Cash and Marketable Securities held in Trust Account	300,005,544
TOTAL ASSETS	$301,281,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued Expenses	51,119
Deferred underwriting fee payable	10,500,000
Warrant liability	38,593,591
Total Liabilities	49,144,710

Commitments and Contingencies
Common stock subject to possible redemption, 30,000,000 shares at redemption value	300,000,000
Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized;	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,500,000 shares issued and outstanding	750
Additional paid-in capital	-
Accumulated deficit	(47,864,229)
Total Stockholders’ Equity (Deficit)	(47,863,479)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$301,281,231

The accompanying notes are an integral part of the financial statements.

IG ACQUISITION CORP

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 16, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(Restated – See Note 2)

For the year ended December 31, 2020
Operational Expenses
Operating Costs	$302,871
Loss from operations	(302,871)
Other Income:
Offering costs related to the warrants	(783,272)
Change in fair value of warrants	(17,567,187)
Interest Income	5,544
Net Income Loss	$(18,647,786)

Weighted shares outstanding Class A common stock, basic and diluted	16,012,270

Basic and diluted net loss per share, Class A common stock	$(0.79)

Weighted shares outstanding non-redeemable Class B common stock, basic and diluted	7,500,000

Basic and diluted net loss per common share subject to redemption	$(0.79)

The accompanying notes are an integral part of the financial statements.

IG ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM JULY 16, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(Restated – See Note 2)

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Issuance of Class B common stock to Sponsor	8,625,000	863	24,137		25,000

Excess cash received over fair value of private warrant			597,320		597,320

Forfeiture of Founder Shares	(1,125,000)	(113)	113		-

Accretion for Class A common stock to redemption amount			(621,570)	(29,216,443)	(29,838,013)

Net Loss				(18,647,786)	(18,647,786)
	7,500,000	750	-	(47,864,229)	(47,863,479)

The accompanying notes are an integral part of the financial statements.

IG ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 16, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(Restated – See Note 2)

Cash Flows from Operating Activities:
Net Loss	(18,647,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	17,567,187
Transaction costs allocable to warrant liabilities, net	783,272
Interest earned on marketable securities held in Trust Account	(5,544)
Prepaid expense	(102,416)
Accrued expense	51,119
Net cash used in operating activities	(354,168)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(300,000,000)
Net cash used in investing activities	(300,000,000)

Cash Flows from Financing Activities:

Proceeds from sale of Units, net of underwriting discounts paid	294,000,000
Proceeds from sale of Private Placement Warrants	8,000,000
Payment of offering costs	(472,561)
Net cash provided by financing activities	301,527,439

Net Change in Cash	1,173,271
Cash - July 16, 2020 (inception)	-
Cash - Ending	1,173,271

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	-
Offering costs paid by Sponsor in exchange for issuance of founder shares	25,000
Deferred Underwriting Fee Payable	10,500,000

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Note 2 —  Restatement of Previously Issued Financial Statements

Amendment 1

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4 and Note 7) and Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of stock, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

On April 12, 2021, the staff of the Division of Corporation Finance of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement, dated as of September 30, 2020, between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent (the “Warrant Agreement”).

In further consideration of the SEC Statement, the Company’s management further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the tender offer provision fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25.

IG ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period as well as re-evaluate the treatment of the warrants and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

	As Previously Reported	Adjustments	As Restated
Balance sheet as of December 31, 2020
Warrant Liability	$-	$38,593,591	$38,593,591
Total Liabilities	10,551,119	38,593,591	49,144,710
Class A Common Stock Subject to Possible Redemption	285,730,102	(38,593,591)	247,136,511
Common Stock	143	386	529
Additional Paid-in Capital	5,296,444	18,350,072	23,646,516
Accumulated Deficit	(297,327)	(18,350,459)	(18,647,786)
Statement of Operations for the Period from July 16, 2020 (inception) to December 31, 2020
Change in fair value of warrant liability	$-	$(17,567,187)	$(17,567,187)
Transaction costs associated with Initial Public Offering	-	(783,272)	(783,272)
Net loss	(297,327)	(18,350,459)	(18,647,786)
Weighted average shares outstanding, non-redeemable Class B, basic and diluted	8,246,494	1,122,268	9,368,762
Basic and diluted net loss per non-redemable Class B common stock	(0.04)	(1.95)	(1.99)
Weighted average shares outstanding, Class A common stock subject to possible redemption, basic and diluted	28,601,397	(2,102,640)	26,498,757
Basic and diluted net loss per Class A common stock subject to redemption	0.00	0.00	0.00
Cash Flow Statement for the Period from July 16, 2020 (inception) to December 31, 2020
Net loss	$(297,327)	$(18,350,459)	$(18,647,786)
Change in fair value of warrant liability	-	17,567,187	17,567,187
Transaction costs associated with Initial Public Offering	-	783,272	783,272

IG ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Amendment 2

In connection with the preparation of the Company’s condensed consolidated financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares underlying the Units issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that temporary equity should include all shares of Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also restated its net loss per common share calculation to allocate net loss evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the net loss of the Company.

There has been no change in the Company’s total assets, liabilities, or operating results.

	As Previously		As
	Restated	Adjustment	Restated

Balance Sheet as of December 31, 2020
Common stock subject to possible redemption	$247,136,512	$52,863,488	$300,000,000
Class A common stock - $0.0001 par value	$529	$(529)	$-
Class B common stock - $0.0001 par value	750	-	750
Additional paid-in capital	$23,646,516	$(23,646,516)	$-
Accumulated deficit	$(18,647,786)	$(29,216,443)	$(47,864,229)
Total Stockholders’ Equity (Deficit)	$5,000,009	$(52,863,488)	$(47,863,479)
Shares subject to possible redemption	24,713,651	5,286,349	30,000,000

Statement of Operations for the Period July 16 (inceptions) to December 31, 2020
Weighted average shares outstanding, redeemable Class A common stock	26,498,757	3,501,243	16,012,270
Basic and diluted net income per share, redeemable Class A common stock	$0.00	$(0.79)	$(0.79)
Weighted average shares outstanding, non-redeemable Class B common stock	9,368,762	(1,868,762)	7,500,000
Basic and diluted net loss per share, non-redeemable Class B common stock	$(1.99)	$1.20	$(0.79)

Changes in the Statement of Stockholders' Equity as of December 31, 2020
Class A Common stocks, $0.0001 par value	$529	(529)	$-
Additional Paid in Capital	$23,646,516	(23,646,516)	$-
Accumulated Deficit	$(18,647,786)	(29,216,443)	$(47,864,229)
Total Stockholders Equity	$5,000,009	(52,863,488)	$(47,863,479)

Statement Cash Flows for the Period from July 16 (inception) to December 31, 2020
Initial classification of common stock subject to possible redemption	264,987,450	(264,987,450)	-
Change in value of common stock subject to possible redemption	17,851,055	(17,851,055)	-

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

IG ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Class A Common Stock Subject to Possible Redemption (Restated, see Note 2 – Amendment 2)

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

At December 31, 2020, the common stock reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	$(13,623,723)
Class A common stock issuance costs	$(16,214,290)
Plus:
Accretion of carrying value to redemption value	$29,838,013

Class A common stock subject to possible redemption	$300,000,000

Offering Costs (Restated, see Note 2 – Amendment 2)

The company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consist of underwriting, legal, regulatory filing, accounting, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. The offering costs relate to the Class A Common Stock and Distributable Redeemable Warrants which comprised the Unit offered as part of the Initial Public Offering. Those costs were allocated on a relative fair value basis with the portion of the offering costs allocated to the Distributable Redeemable Warrants being charged to expense and the portion of the offering costs assigned to the Public Shares initially being charged against temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Public Stockholders who properly redeem their Public Shares (as described in Note 1) in connection with the Initial Business Combination will not bear any of the offering costs. Total offering costs amounted to $16,997,562, which consists of $6,000,000 of upfront underwriting fees, $10,500,000 of deferred underwriting fees (further discussed in Note 7) and $497,562 of other offering costs. Of the total offering costs, $16,214,290 was associated with Class A common stock.

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

IG ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Warrant Liability (Restated, see Note 2 - Amendment 1)

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

Net Loss Per Common Share (Restated, see Note 2 - Amendment 1)

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

The Company’s statement of operations includes a presentation of loss per share for common shares subject to possible redemption in a manner similar to the two-class method of loss per share. Net loss per common share, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account by the weighted average number of common stock subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to common stock subject to possible redemption, by the weighted average number of non-redeemable shares of common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

IG ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

For the Period from July 16, 2020 (inception) Through December 31, 2020
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$5,544
Less: interest available to be withdrawn for payment of taxes	(5,544)
Net Earnings	$0
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	26,498,757
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.00

Non-Redeemable Class B Stock
Numerator: Net income minus Redeemable Net Earnings
Net Income (Loss)	$(18,647,786)
Redeemable Net Earnings	$0
Non-Redeemable Net Loss	$(18,647,786)
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted	9,368,762
Loss/Basic and Diluted Non-Redeemable Comon Stock	$(1.99)

Net Loss per Common Share (Restated, see Note 2 – Amendment 2)

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating netloss per common share. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 23,000,000 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

	For the Period from July 16, 2020 (Inception) Through December 31, 2020
	Class A	Class B
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss, as adjusted	$(12,699,471)	$(5,948,315)
Denominator:
Basic and diluted weighted average shares outstanding	16,012,270	7,500,000
Basic and diluted net loss per common stock	(0.79)	(0.79)

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

Note 8 — Stockholders’ Equity (Restated, see Note 2 – Amendment 2)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 30,000,000 shares of Class A common stock issued or outstanding subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. At December 31, 2020, there were 7,500,000 shares of Class B common stock issued and outstanding.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity linked securities issued, or to be issued, to any seller in a Business Combination, and any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of loans made to the Company).

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

IG ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The income tax provision consists of the following:

December 31,
2020
Federal
Current	$—
Deferred	(62,439)
State
Current	—
Deferred	—
Change in valuation allowance	62,439
Income tax provision	$—

As of December 31, 2020, the Company’s has $251,752 of U.S. federal net operating loss carryovers, which do not expire, and no state net operating loss carryovers available to offset future taxable income.

December 31, 2020
Income tax benefit at statutory rate (21.0%)	$(3,916,035)
Change in fair value of warrant liability	3,689,109
Offering costs	164,487
Change in valuation allowance on deferred tax asset	62,439
Total	—
Effective tax rate	0.0

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

December 17, 2021	IG ACQUISITION CORP.

	By:	/s/ Christian Goode
		Name:	Christian Goode
		Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Bradley Tusk	Chairman of the Board	December 17, 2021
Bradley Tusk

/s/ Christian Goode	Chief Executive Officer and Director	December 17, 2021
Christian Goode	(Principal Executive Officer)

/s/ Edward Farrell	Chief Financial Officer	December 17, 2021
Edward Farrell	(Principal Financial and Accounting Officer)

/s/ Abigail May	Director	December 17, 2021
Abigail May

/s/ Kenneth Kweku	Director	December 17, 2021
Kenneth Kweku

/s/ Catharine Dockery	Director	December 17, 2021
Catharine Dockery

/s/ Peter Ward	Director	December 17, 2021
Peter Ward