Form 10-K
period 2021-12-31
IG Acquisition Corp.
filed 2022-03-25
CIK 1819496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock on June 30, 2021, as reported on the Nasdaq Capital Market was $292,200,000.

As of March 25, 2022  there were 30,000,000 shares of Class A common stock and 7,500,000 shares of Class B common stock of the registrant issued and outstanding.

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

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under “Item 1A. Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

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

Unless otherwise stated in this Report or the context otherwise requires, references to:

●	“Cantor” are to Cantor Fitzgerald & Co. the representative of the underwriters in the initial public offering;

●	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;

●	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;

●	“common stock” are to our Class A common stock and our Class B common stock;

●	“DGCL” refers to the Delaware General Corporation Law, as the same may be amended from time to time;

●	“directors” are to our current directors and director nominees;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“founder shares” are to shares of Class B common stock initially purchased by our sponsor in a private placement in connection with the initial public offering and the shares of Class A common stock that will be issued upon the automatic conversion of the shares of Class B common stock at the time of our initial business combination as described herein;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the offering that was consummated by the Company on October 5, 2020;

●	“initial stockholders” are to holders of our founder shares prior to the initial public offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“management” or our “management team” are to our executive officers and directors;

●	“public shares” are to shares of Class A common stock sold as part of the units in the initial public offering (whether they are purchased in the initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” will only exist with respect to such public shares;

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of the initial public offering; and

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“sponsor” are to IG Sponsor LLC, a Delaware limited liability company; and

●	“we,” “us,” “company” or “our company” are to IG Acquisition Corp., a Delaware corporation.

iii

PART I

Item 1. Business

Overview

We are a blank check company incorporated in Delaware for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our “initial business combination”.

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

Financial Position

With funds available for a business combination in the amount of $289,025,015 (as of December 31, 2021), assuming no redemptions and after payment of $10,500,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

Redemption Rights for Public Stockholders upon Completion of Our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account as of December 31, 2021 is approximately $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the representative of the underwriters. Our initial stockholders, sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares they may hold in connection with the completion of our initial business combination.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from the approximately $88,770 of proceeds and related party loans held outside the trust account (as of December 31, 2021), although there is no assurance that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to up to approximately $88,770 from the proceeds of the initial public offering held outside of the trust account (as of December 31, 2021) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

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

Because we will not be complying with Section 280 of the DGCL, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we have sought and will continue to seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Item 1A. Risk Factors

As a smaller reporting company, we are not required to include risk factors in this Report. However, below please find certain risks, uncertainties and other factors that could have a material effect on us and our operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●

if the funds held outside of our trust account are insufficient to allow us to operate until at least October 2022, our ability to fund our search for a target business or businesses or complete an initial business combination may be adversely affected;

●	our ability to identify a target and to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine;

●	our expectation around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	we have identified a material weakness in our internal control over financial reporting, which could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner;

●	our warrants are accounted for as a warrant liability and are recorded at fair value upon issuance with any changes in fair value each period reported in our statement of operations, which may have an adverse effect on the market price of our securities or make it more difficult for us to consummate an initial business combination;

●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share; and

●	members of our management team and board of directors have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, may be, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. The defense or prosecution of these matters could be time-consuming and could divert our management’s attention, and may have an adverse effect on us, which may impede our ability to consummate an initial business combination;

●	If the funds held outside or our trust are insufficient to allow us to operate until at least October 5, 2022, our ability to fund our search for a target business or businesses or complete an initial business combination maybe be adversely affected;

●	our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by October 5, 2022.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in (i) our prospectus dated September 30, 2020 and (ii) Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the SEC on December 17, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

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

Holders

On March 24, 2022, there was 1 holder of record of our units, 1 holder of record of our Class A common stock, 1 holder of record of our Class B common stock and 3 holders of record of our warrants.

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

Results of Operations

Our only activities from inception to December 31, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering and identifying a target for our Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with identifying and completing a Business Combination.

For the year ended December 31, 2021, we had net income of $17,368,804, which consists of interest income on marketable securities held in the Trust Account of $19,471 and reduction in warrant liability of $20,193,591, offset by operating costs of $2,844,258.

Liquidity and Capital Resources

As of December 31, 2021, we had marketable securities held in the Trust Account of $300,025,015 consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the Trust Account will used by us to pay franchise and income taxes.

We intend to use substantially all of the funds held in the Trust Account to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had cash of $88,770 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

For the year ended December 31, 2021, we generated net income of $17,368,804 and cash used in operating activities was $1,284,501 which includes interest earned on marketable securities held in the Trust Account of $19,471, change in warrant liability of 20,193,591 and changes in operating assets and liabilities which used $1,559,757 of cash from operating activities.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required on a non-interest bearing basis. If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per half warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

On November 11, 2021, we issued a promissory note (the “Note”) in the principal amount of up to $500,000 to the sponsor. The Note was issued in connection with advances the sponsor has made, and may make in the future, to us for working capital expenses. The Note bears no interest and is due and payable upon the earlier of (i) October 5, 2022 or (ii) the date on which we consummate our initial business combination. At the election of the sponsor, all or a portion of the unpaid principal amount of the Note may be converted into warrants of the Company, each warrant exercisable for one half share of our Class A common stock upon the consummation of an initial business combination (the “Conversion Warrants”), equal to: (x) the portion of the principal amount of the Note being converted, divided by (y) $1.00, rounded up to the nearest whole number of warrants. The Conversion Warrants are identical to the private placement warrants. The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the Note. As of December 31, 2021, $200,000 was outstanding under the Note. On March 21, 2022, we amended the Note to (i) increase the principal amount to up to $1,000,000 and (ii) eliminate the conversion rights from the Note.

If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

As a result of the above, in connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern through October 5, 2022, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. The accompanying financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Financing Arrangements

As of December 31, 2021, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2021, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support provided to us. We began incurring these fees on October 1, 2020 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

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

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating income (loss) per common share. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As we are a smaller reporting company, adoption of ASU 2020-06 will be required for fiscal years beginning after December 15, 2023, including interim periods with those fiscal years. The Company is still evaluating the impact of ASU 2020-06 and will adopt as required.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Due to a material weakness in our internal control over financial reporting over the accounting for complex instruments, which resulted in the restatement of the Company’s previously filed financial statements, the Certifying Officers concluded that our disclosure controls were not effective as of December 31, 2021.

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

Management’s Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021, due to the previously disclosed material weaknesses in our internal control over financial reporting related to our accounting for complex financial instruments.

This Report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.) In light of the material weakness which resulted in the restatement of our previously filed financial statements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

As of the date of this Report, our directors and executive officers are as follows:

Name	Age	Position
Bradley Tusk	48	Chairman
Christian Goode	46	Chief Executive Officer and Director
Edward Farrell	58	Chief Financial Officer
Abigail May	47	Director
Kenneth Kweku	51	Director
Catharine Dockery	29	Director
Peter Ward	63	Director

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. We have filed a copy of our form of the Code of Business Conduct and Ethics and our audit committee and compensation committee charters as exhibits to the registration statement for our initial public offering. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. and at our website at https://www.igacquisition.com/. In addition, a copy of the Code of Business Conduct and Ethics and the charters of the committees will be provided without charge upon request from us. If we make any amendments to our Code of Business Conduct and Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver on our website at https://www.igacquisition.com/. The information included on our website is not incorporated by reference into this Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2021, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 25, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

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

	Class A Common Stock		Class B Common Stock(1)
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	% of Class	Number of Shares Beneficially Owned	% of Class
IG Sponsor LLC (our Sponsor) (2)	—	—	7,500,000	100.0%
Bradley Tusk (2)(3)	—	—	7,500,000	100.0%
Christian Goode (3)	—	—	—	—
Edward Farrell (3)	—	—	—	—
Abigail May (3)	—	—	—	—
Kenneth Kweku (3)	—	—	—	—
Catharine Dockery (3)	—	—	—	—
Peter Ward (3)	—	—	—	—
All executive officers and directors as a group (7 individuals)	—	—	7,500,000	100.0%
Linden Capital L.P. (4)	2,862,369	9.5%	—	—
Glazer Capital, LLC(5)	1,801,176	6.0%	—	—
Periscope Capital Inc.(6)	1,766,695	5.89%	—	—

(1)	Interests shown consist solely of founder shares, classified as Class B common stock. Such shares will automatically convert into shares of Class A common stock upon the consummation of our initial business combination on a one-for-one basis, subject to adjustment.

(2)	The holder of record of the Company’s Class B common stock is our sponsor, IG Sponsor LLC. Bradley Tusk is the sole managing member of the sponsor. As such, he may be deemed to have or share voting and dispositive power of the Class B common stock held directly by the sponsor.

(3)	Each of these individuals holds an interest in the Sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(4)	Pursuant to a Schedule 13G/A filed by Linden Capital L.P. with the SEC on January 31, 2022, the shares are held for Linden Capital L.P. (“Linden Capital”), Linden Advisors LP (“Linden Advisors”), Linden GP LLC (“Linden GP”), and Mr. Siu Min (Joe) Wong. As of December 31, 2021, each of Linden Advisors and Mr. Wong may be deemed the beneficial owner of 2,862,369 Shares. This amount consists of 2,668,093 shares held by Linden Capital and 194,276 shares held by separately managed accounts. Each of Linden GP and Linden Capital may be deemed the beneficial owner of the 2,668,093 shares held by Linden Capital.

(5)	Pursuant to a Schedule 13G/A filed by Glazer Capital, LLC (“Glazer”) with the SEC on February 14, 2022, Paul J. Glazer has the sole power to vote or to direct the vote of these shares. Glazer’s business address is 250 West 55th Street, Suite 30A, New York, New York 10019.

(6)	Pursuant to a Schedule 13G/A filed by Periscope Capital Inc. (“Periscope”) with the SEC on February 14, 2022, Periscope has the sole power to vote or to direct the vote of these shares. Periscope’s business address is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

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

On November 11, 2021, we issued a Note in the principal amount of up to $500,000 to our sponsor. The Note was issued in connection with advances the sponsor has made, and may make in the future, to us for working capital expenses. The Note bears no interest and is due and payable upon the earlier of (i) October 5, 2022 or (ii) the date on which we consummates our initial business combination. At the election of the sponsor, all or a portion of the unpaid principal amount of the Note may be converted into warrants (the “Conversion Warrants”), each Conversion Warrant exercisable for one share of our Class A common stock upon the consummation of an initial business combination equal to: (x) the portion of the principal amount of the Note being converted, divided by (y) $1.00, rounded up to the nearest whole number of warrants. The Conversion Warrants are identical to the private placement warrants. The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the Note. As of December 31, 2021, $200,000  was outstanding under the Note. On March 21, 2022, we amended the Note to (i) increase the principal amount to up to $1,000,000 and (ii) eliminate the conversion rights from the Note.

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

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our required filings with the SEC for the year ended December 31, 2021 totaled $95,790 and for the year ended December 31, 2020 totaled $31,255. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. The aggregate fees paid for these services total $0. We did not pay Marcum for consultations concerning financial accounting and reporting standards during the years ended December 31, 2021 and December 31, 2020.

Tax Fees

We paid Marcum $7,725 and $0 for tax compliance services for the years ended December 31, 2021 and December 31, 2020, respectively.

All Other Fees

We did not pay Marcum for other services for the years ended December 31, 2021 and December 31, 2020.

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

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index, which can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated September 30, 2020, by and between the Company and Cantor Fitzgerald & Co., as representatives of the several underwriters. (2)
3.1	Certificate of Incorporation.(1)
3.2	Amended and Restated Certificate of Incorporation.(2)
3.5	Bylaws.(1)
4.1	Warrant Agreement, dated September 30, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.(2)
4.2	Description of Securities. (3)
10.1	Letter Agreement, dated September 30, 2020, by and among the Company, its officers, directors and the Sponsor.(2)
10.2	Investment Management Trust Agreement, dated September 30, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.(2)
10.3	Registration Rights Agreement, dated September 30, 2020, by and between the Company and the Sponsor.(2)
10.4	Administrative Support Agreement, dated September 30, 2020, by and between the Company and the Sponsor.(2)
10.5	Securities Subscription Agreement between the Registrant and IG Sponsor LLC.(1)
10.6	Private Placement Warrants Purchase Agreement, dated September 30, 2020, by and between the Company and the Sponsor.(2)
10.7	Form of Indemnity Agreement.(1)
10.8	Promissory Note of the Company, dated November 11, 2021. (4)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

* **	Filed herewith. Furnished herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 originally filed with the SEC on September 8, 2020 (File No. 333-248666), as amended.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2020.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K originally filed with the SEC on March 13, 2021, as amended.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2021.

IG ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

IG Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of IG Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2021 and the period from July 16, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from July 16, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

New York, NY

March 25, 2022

IG ACQUISITION CORP.

BALANCE SHEETS

	As of December 31,
	2021	2020
ASSETS
Current assets
Cash	$88,770	$1,173,271
Prepaid expenses	39,375	102,416
Total Current Assets	128,145	1,275,687

Cash and Marketable Securities held in Trust Account	300,025,015	300,005,544
TOTAL ASSETS	$300,153,160	$301,281,231

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accrued Expenses	1,547,835	51,119
Loan Payable - Related Party	200,000
Deferred underwriting fee payable	10,500,000	10,500,000
Warrant liability	18,400,000	38,593,591
Total Liabilities	30,647,835	49,144,710

Commitments and Contingencies
Common stock subject to possible redemption, 30,000,000 shares at redemption value	300,000,000	300,000,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 0 issued and outstanding (excluding 30,000,000 shares subject to possible redemption)	-	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,500,000 shares issued and outstanding	750	750
Additional paid-in capital	-	-
Accumulated deficit	(30,495,425)	(47,864,229)
Total Stockholders’ Deficit	(30,494,675)	(47,863,479)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$300,153,160	301,281,231

The accompanying notes are an integral part of the financial statements.

IG ACQUISITION CORP

STATEMENTS OF OPERATIONS

	For the year ended December 31, 2021	For the period from inception (July 16, 2020) through December 31, 2020
Operational Expenses
Operating Costs	$2,844,258	$302,871
Loss from operations	(2,844,258)	(302,871)
Other Income (Expense):
Offering costs related to the warrants		(783,272)
Change in fair value of warrants	20,193,591	(17,567,187)
Interest Income	19,471	5,544
Net Income (Loss)	$17,368,804	$(18,647,786)

Weighted shares outstanding Class A common stock, basic and diluted subject to redemption	30,000,000	16,012,270

Basic and diluted net income (loss) per share, Class A common stock, subject to redemption	$0.46	$(0.79)

Weighted shares outstanding non-redeemable Class B common stock, basic and diluted	7,500,000	7,500,000

Basic and diluted net income (loss) per share, Class B common stock, non-redeemable	$0.46	$(0.79)

The accompanying notes are an integral part of the financial statements.

IG ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance, July 16, 2020 (Inception)	-	$-	$-	$-	$-

Issuance of Class B common stock to Sponsor	8,625,000	863	24,137	-	25,000

Excess cash received over fair value of private warrant	-	-	597,320	-	597,320

Forfeiture of Founder Shares	(1,125,000)	(113)	113	-	-

Re-measurement for Class A common stock to redemption value	-	-	(621,570)	(29,216,443)	(29,838,013)

Net Income (Loss)	-	-		(18,647,786)	(18,647,786)

Balance - December 31, 2020	7,500,000	$750	$-	$(47,864,229)	$(47,863,479)

Net Income (Loss)	-	-	-	17,368,804	17,368,804

Balance - December 31, 2021	7,500,000	$750	$-	$(30,495,425)	$(30,494,675)

The accompanying notes are an integral part of the financial statements.

IG ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2021	For the period from inception (July 16, 2020) through December 31, 2020
Cash Flows from Operating Activities:
Net Income (Loss)	$17,368,804	$(18,647,786)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(19,471)	(5,544)
Transaction costs associated with warrant liability		783,272
Change in fair value of warrant liability	(20,193,591)	17,567,187
Prepaid expense	63,041	(102,416)
Accrued expense	1,496,716	51,119
Net cash provided (used) in operating activities	(1,284,501)	(354,168)
Cash Flows from Investing Activities:
Investment of cash in Trust Account		(300,000,000)
Net cash provided (used) in investing activities	-	(300,000,000)
Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid		294,000,000
Proceeds from sale of Private Placement Warrants		8,000,000
Payment of offering costs, net		(472,561)
Proceeds – Loan from Sponsor	200,000
Net cash provided (used) in financing activities	200,000	301,527,439
Net Change in Cash	(1,084,501)	1,173,271
Cash – Beginning	1,173,271	-
Cash – December 31, 2021	$88,770	$1,173,271

Non-Cash investing and financing activities:
Deferred Underwriting Fee Payable	$10,500,000	$10,500,000

The accompanying notes are an integral part of the financial statements.

IG ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from July 16, 2020 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“IPO”), which is described below and the initial search for a suitable acquisition target. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $16,997,562 consisting of $6,000,000 of underwriting fees, $10,500,000 of deferred underwriting fees and $497,562 of other offering costs. In addition, cash of $1,375,991 was held outside of the Trust Account (as defined below) for working capital purposes. On December 31, 2021, cash outside the Trust Account totaled $88,770 and is available for working capital purposes.

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

The public stockholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 5). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

Going Concern and Liquidity

As of December 31, 2021, the Company had $88,770 in its operating bank accounts, $300,025,015 in investments held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $229,768, which excludes $203,574 of franchise taxes payable and legal fees of $1,229,297. As of December 31, 2021, approximately $25,015 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through October 5, 2022, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.

Marketable Securities Held in Trust Account

At December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

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

At December 31, 2021, the common stock reflected in the balance sheet is reconciled in the following table:

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 or 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company has identified the United States as its only “major” tax jurisdiction. The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was determined to be zero as of December 31, 2021 and 2020.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities were $1,547,835 and $51,119 as of December 31, 2021 and December 31, 2020, respectfully, and primarily consist of Delaware franchise tax expenses and costs incurred in pursuit of our initial business combination.

Warrant Liability

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

Earnings Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating net income per common share. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 23,000,000 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

			For the Period from July 16,
	For the year ended		2020 (Inception) Through
	December 31, 2021		December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common stock
Numerator:
Allocation of net income (loss), as adjusted	$13,895,044	$3,473,761	$(12,699,471)	$(5,948,315)
Denominator:
Basic and diluted weighted average shares outstanding	30,000,000	7,500,000	16,012,270	7,500,000
Basic and diluted net income (loss) per common stock	0.46	0.46	(0.79)	(0.79)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation maximum coverage of $250,000. At December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Note 3 — Initial Public Offering

Pursuant to the IPO, the Company sold 30,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 6).

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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021, there was one Working Capital Loan outstanding, as described below.

On November 11, 2021, we issued a promissory note (the “Note”) in the principal amount of up to $500,000 to the Sponsor. The Note was issued in connection with advances the sponsor has made, and may make in the future, to us for working capital expenses. The Note bears no interest and is due and payable upon the earlier of (i) October 5, 2022 or (ii) the date on which we consummates our initial business combination. At the election of the sponsor, all or a portion of the unpaid principal amount of the Note may be converted into warrants (the “Conversion Warrants”), each Conversion Warrant exercisable for one-half of one share of our Class A common stock upon the consummation of an initial business combination equal to: (x) the portion of the principal amount of the Note being converted, divided by (y) $1.00, rounded up to the nearest whole number of warrants. The Conversion Warrants are identical to the private placement warrants. The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the Note. As of December 31, 2021, $200,000 was   outstanding under the Note.

Administrative Support Agreement

The Company entered into an agreement, commencing on September 30, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services.

Note 6 — Commitments and Contingencies

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

Contingent Fee Arrangement

The Company has entered into a fee arrangement with a service provider pursuant to which certain fees incurred by the Company will be deferred and become payable only if the Company consummates a Business Combination. If a Business Combination does not occur, the Company will not be required to pay these contingent fees. As of December 31, 2021, the amount of these contingent fees was approximately $1,230,000, all of which has been accrued for on the balance sheet within accrued expenses and recognized as an expense within operating costs on the statements of operations. There can be no assurances that the Company will complete a Business Combination.

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

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2021, there were 30,000,000 shares of Class A common stock issued or outstanding subject to possible redemption.

Class B Common Stock

The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. At December 31, 2021, there were 7,500,000 shares of Class B common stock issued and outstanding. The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity linked securities issued, or to be issued, to any seller in a Business Combination, and any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of loans made to the Company).

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

Note 8 — Fair Value Measurements

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		As of December 31,
Description	Level	2021	2020
Assets:
Marketable securities held in Trust Account	1	$300,025,015	$300,005,544

Liabilities:
Public Warrants	1	$12,000,000	$24,817,294
Private Warrants	2	$6,400,000	$13,776,297

Note 9 — Income Tax

The Company’s net deferred tax assets are as follows:

	As of December 31,
	2021	2020
Deferred tax asset
Organizational costs/Startup expenses	$607,411	$52,868
Federal Net Operating loss	47,482	9,571
Total deferred tax asset	654,893	62,439
Valuation allowance	(654,893)	(62,439)
Deferred tax asset, net of allowance	$-	$-

The income tax provision consists of the following:

	For year ended December 31,
	2021	2020
Federal
Current	$-	$-
Deferred	(592,455)	(62,439)
State
Current	-	-
Deferred	-	-
Change in valuation allowance	592,455	62,439
Income tax provision	$-	$-

As of December 31, 2021 and 2020, the Company had $180,529 and $45,575, respectively, of US federal net operating loss carryovers, that do not expire, available to offset future taxable income

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from July 16, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $62,439 and for the year ended December 31, 2021 the change in valuation allowance was $592,455.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 is as follows:

	For the years ended December 31,
	2021	2020
Statutory federal income tax rate	21.0%	21.0%
Change in fair value of warrant liability	(24.4)%	(20.7)%
Valuation allowance	3.4%	(0.3)%
Income tax provision	—%	—%

The Company files income tax returns in the U.S. federal jurisdiction and New York and is subject to examination by the various taxing authorities, since inception.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. On March 21, 2022, the Company amended the Note issued in November 2021 to our Sponsor to (i) increase the principal amount up to $1,000,000 and (ii) eliminate the conversion right included in the original Note. The note is due upon the earlier of (1) consummation of a Business Combination or (2) October 5, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 25, 2022	IG ACQUISITION CORP.

	By:	/s/ Christian Goode
		Name:	Christian Goode
		Title:	Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Bradley Tusk	Chairman of the Board	March 25, 2022
Bradley Tusk

/s/ Christian Goode	Chief Executive Officer and Director	March 25, 2022
Christian Goode	(Principal Executive Officer)

/s/ Edward Farrell	Chief Financial Officer	March 25, 2022
Edward Farrell	(Principal Financial and Accounting Officer)

/s/ Abigail May	Director	March 25, 2022
Abigail May

/s/ Kenneth Kweku	Director	March 25, 2022
Kenneth Kweku

/s/ Catharine Dockery	Director	March 25, 2022
Catharine Dockery

/s/ Peter Ward	Director	March 25, 2022
Peter Ward