Form 10-Q
period 2022-03-31
IG Acquisition Corp.
filed 2022-05-10
CIK 1819496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of May 10, 2022 there were 30,000,000 shares of Class A common stock, par value $0.0001 per share, and 7,500,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

IG ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

IG ACQUISITION CORP.

CONDENSED BALANCE SHEETS

MARCH 31, 2022

	As of	As of
	March 31,	December 31,
	2022	2021
	(Unaudited)	Audited
ASSETS
Current assets
Cash	$29,162	88,770
Prepaid expenses	26,250	39,375
Other current assets	25,000
Total Current Assets	80,412	128,145

Cash and Marketable Securities held in Trust Account	300,019,704	300,025,015
TOTAL ASSETS	$300,100,116	300,153,160

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accrued Expenses	1,500,629	1,547,835
Loan Payable - Related Party	540,000	200,000
Deferred underwriting fee payable	10,500,000	10,500,000
Warrant liability	7,360,000	18,400,000
Total Liabilities	19,900,629	30,647,835

Commitments and Contingencies
Class A common stock subject to possible redemption, 30,000,000 shares issued and outstanding, at redemption value	300,000,000	300,000,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 30,000,000 shares issued and outstanding (excluding 30,000,000 shares subject to possible redemption)	-	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,500,000 shares issued and outstanding, non-redeemable	750	750
Additional paid-in capital	-	-
Accumulated deficit	(19,801,263)	(30,495,425)
Total Stockholders’ Deficit	(19,800,513)	(30,494,675)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$300,100,116	300,153,160

The accompanying notes are an integral part of the financial statements.

IG ACQUISITION CORP
CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND MARCH 31, 2021

(Unaudited)

	For the three months ended March 31,
Operational Expenses	2022	2021
Operating Costs	$365,542	$403,002
Loss from operations	(365,542)	(403,002)
Other Income:
Offering costs related to the warrants	-	-
Change in fair value of warrants	11,040,000	16,376,242
Interest Income	19,704	4,432
Net Income	$10,694,162	$15,977,671

Weighted average shares outstanding Class A common stock, basic and diluted	30,000,000	30,000,000

Basic and diluted net income per share, Class A common stock	$0.29	$0.43

Weighted average shares outstanding non-redeemable Class B common stock, basic and diluted	7,500,000	7,500,000

Basic and diluted net income per common share subject to redemption	$0.29	$0.43

The accompanying notes are an integral part of the financial statements.

IG ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

			Additional		Total
	Class B Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	7,500,000	750	-	(30,495,425)	(30,494,675)

Net Income				10,694,162	10,694,162

Balance - March 31, 2022	7,500,000	750	-	(19,801,263)	(19,800,513)

			Additional		Total
	Class B Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	7,500,000	750	-	(47,864,229)	(47,863,479)

Net Income				15,977,671	15,977,671

Balance - March 31, 2021	7,500,000	750	-	(31,886,558)	(31,885,808)

The accompanying notes are an integral part of the financial statements.

IG ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND MARCH 31,2021

(Unaudited)

	For the three months ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net Income	$10,694,162	$15,977,671
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(19,704)	(4,432)
Transaction costs associated with warrant liability	-	-
Change in fair value of warrant liability	(11,040,000)	(16,376,242)
Prepaid expense	13,125	19,690
Other current assets	(25,000)	-
Accrued expense	(47,206)	(32,956)
Net cash provided(used) in operating activities	(424,623)	(416,268)
Cash Flows from Investing Activities:
Investment of cash in Trust Account	25,015	-
Net cash provided(used) in investing activities	25,015	-
Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	-	-
Proceeds from sale of Private Placement Warrants	-	-
Payment of offering costs, net	-	-
Proceeds - Loan from Sponsor	340,000	-
Net cash provided (used) in financing activities	340,000	-
Net Change in Cash	(59,608)	(416,268)
Cash – Beginning	88,770	1,173,271
Cash -Ending	$29,162	$757,002

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

As of March 31, 2022 the Company had not commenced any operations. All activity for the period from July 16, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“IPO”), which is described below and the initial search for a suitable acquisition target. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $16,997,562 consisting of $6,000,000 of underwriting fees, $10,500,000 of deferred underwriting fees and $497,562 of other offering costs. In addition, cash of $1,375,991 was held outside of the Trust Account (as defined below) for working capital purposes. On March 31, 2022 cash held outside the Trust Account totaled $29,162 and was available for working capital purposes.

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

If a stockholder vote is not required by applicable law or stock exchange rules and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange rules, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 4), and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all. Notwithstanding the above, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Certificate of Incorporation provides that, a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to more than 15% of the Public Shares without the Company’s prior written consent.

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

Going Concern and Liquidity

As of March 31, 2022, the Company had $29,162 in its operating bank accounts, $300,019,704 in investments held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $1,451,763 which includes $50,000 of franchise taxes payable and legal fees of $1,329,792. As of March 31, 2022, the Company has used $25,015 of the accrued interest in the Trust Account that represented interest income to pay a portion of the Company’s tax obligations.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance ASC Topic 205-40 Presentation of Financial Statements – Going Concern, management has determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through October 5, 2022, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

Our accompanying financial statements include the accounts of the Company and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period and should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Form 10- K filed with the SEC on March 25, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022.

Marketable Securities Held in Trust Account

At March 31, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

 Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

At March 31, 2022, the common stock reflected in the balance sheet is reconciled in the following table:

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Fair Value of Financial Instruments

The Company classifies financial instruments under FASB ASC 820, “Fair Value Measurement,” for its financial assets and liabilities that are reported at fair value at each reporting period.

The carrying value of the Company’s cash and accrued liabilities, approximates their fair value due to the short-term nature of such instruments.

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

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities were $1,500,629 and $1,547,835 as of March 31, 2022, and December 31, 2021, respectfully, and primarily consist of Delaware franchise tax expenses and costs incurred in pursuit of our initial business combination.

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

Earnings Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating net income per common share. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

The Company has not considered the effect of the warrants sold in the Public Offering and private placement to purchase an aggregate of 23,000,000 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per share of common stock for the periods presented.

	For the three months ended		For the three months ended
	March 31, 2022		March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income, as adjusted	$8,555,330	$2,138,832	$12,782,137	$3,195,534
Denominator:
Basic and diluted weighted average shares outstanding	30,000,000	7,500,000	30,000,000	7,500,000
Basic and diluted net income per share of common stock	0.29	0.29	0.43	0.43

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation maximum coverage of $250,000. At March 31, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022, there was one Working Capital Loan outstanding, as described below.

On March 21, 2022, we issued an amended and restated promissory note (the “Note”) in the principal amount of up to $1,000,000 to the Sponsor. The Note was issued to replace the promissory note issued on November 11, 2021, to (i) increase the principal amount to up to $1,000,000 and (ii) eliminate the conversion rights from the Note. The Note was issued in connection with advances the Sponsor has made, and may make in the future, to us for working capital expenses. The Note bears no interest and is due and payable upon the earlier of (i) October 5, 2022 or (ii) the date on which we consummate our initial business combination. As of March 31, 2022, $540,000 was outstanding under the Note.

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

Contingent Fee Arrangement

The Company has entered into a fee arrangement with a service provider pursuant to which certain fees incurred by the Company will be deferred and become payable only if the Company consummates a Business Combination. If a Business Combination does not occur, the Company will not be required to pay these contingent fees. As of March 31, 2022, the amount of these contingent fees was approximately $1,329,792, all of which have been accrued for on the balance sheet within accrued expenses and recognized as an expense within operating costs on the statements of operations. There can be no assurances that the Company will complete a Business Combination.

Underwriting Agreement

The representative of the underwriters is entitled to a deferred fee of $10,500,000 in the aggregate. The deferred fee will become payable to the representative of the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 7 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2022, there were 30,000,000 shares of Class A common stock issued or outstanding, all of which are subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. At March 31, 2022, there were 7,500,000 shares of Class B common stock issued and outstanding.

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

In conjunction with the Company’s public offering, which closed October 5, 2020, the Company sold 30,000,000 Units at a price of $10.00 per Unit (the “Public Units”). Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value and one-half of one redeemable warrant (each a “Public Warrant”) and simultaneously, the Sponsor purchased an aggregate of 8,000,000 Sponsor Warrants at a price of $1.00 per warrant ($8,000,000 in the aggregate) in the Private Placement. As of March 31, 2022, 15,000,000 Public Warrants and 8,000,000 Sponsor Warrants are outstanding. The Sponsor Warrants (including the Class A common stock issuable upon exercise of the Sponsor Warrants) are not transferable, assignable or salable until 30 days after the completion of the Business Combination and they are non-redeemable so long as they are held by the initial purchasers of the Sponsor Warrants or their permitted transferees. If the Sponsor Warrants are held by someone other than the initial purchasers of the Sponsor Warrants or their permitted transferees, the Sponsor Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Otherwise, the Sponsor Warrants have terms and provisions that are identical to those of the Public Warrants except that the Sponsor Warrants may be exercised on a cashless basis. If the Company does not complete the Business Combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the Sponsor Warrants issued to the Sponsors will expire worthless. Because the terms of the Sponsor Warrants and Public Warrants are so similar, we classified both types of warrants as a derivative liability measured at fair value.

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

Note 8 —Fair Value Measurements

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	As of March 31, 2022	As of December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$300,019,704	$300,025,015
Liabilities:
Public Warrants	1	$4,800,000	$12,000,000
Private Warrants	2	$2,560,000	$6,400,000

Note 9 — Subsequent Events

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 16E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering filed with the U.S. Securities and Exchange Commission (the “SEC”) and the Company’s Annual Report on Form 10-K, filed with the SEC on March 25, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

 Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our initial public offering) nor generated any revenues to date. Our only activities from inception through March 31, 2022 were organizational activities and those necessary to prepare for the initial public offering and identifying a target for our Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with identifying and completing a Business Combination.

For the three months ended March 31, 2022, we had net income of $10,694,162, which is a result of the change in fair value of warrant liability of $11,040,000 and operating costs of $345,838, partially offset by interest income on marketable securities held in the Trust Account of $19,704. For the three months ended March 31, 2021, we had net income of $15,997,671, which is a result of the change in fair value of warrant liability of $16,376,242 and operating costs of $403,002, partially offset by interest income on marketable securities held in the Trust Account of $4,432.

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

As of March 31, 2022, we had $29,162 in our operating bank accounts, $300,019,704 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith, receivables of $25,000 and a working capital deficit of $1,426,763, which includes a $50,000 provision for potential taxes payable and $1,329,792 of accrued legal fees that only become due and payable upon consummation of our initial business combination. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

We have raised and may need to raise additional funds in order to meet the expenditures required for operating our business. If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amounts necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

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

On March 21, 2022, we issued an amended and restated promissory note (the “Note”) in the principal amount of up to $1,000,000 to the Sponsor. The Note was issued to replace the promissory note issued on November 11, 2021, to (i) increase the principal amount to up to $1,000,000 and (ii) eliminate the conversion rights from the Note. The Note was issued in connection with advances the Sponsor has made, and may make in the future, to us for working capital expenses. The Note bears no interest and is due and payable upon the earlier of (i) October 5, 2022 or (ii) the date on which we consummate our initial business combination. As of March 31, 2022, $540,000 was outstanding under the Note.

If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance ASC Topic 205-40 Presentation of Financial Statements – Going Concern, management has determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through October 5, 2022, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Off-Balance Sheet Financing Arrangements

As of March 31, 2022, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

 Contractual Obligations

As of March 31, 2022, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support provided to us. We began incurring these fees on October 1, 2020 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters are entitled to underwriting discounts and commissions of 5.5% of the proceeds of the Initial Public Offering, of which 2.0% ($6,000,000) was paid at the closing of the Initial Public Offering, and 3.5% ($10,500,000) was deferred. The deferred discount will become payable to the representative of the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement. The underwriters are not entitled to any interest accrued on the deferred discount.

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

The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Due to a material weakness in our internal control over financial reporting over the accounting for complex instruments, which resulted in the restatement of the Company’s previously filed financial statements, the Certifying Officers concluded that our disclosure controls were not effective as of March 31, 2022.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risks described in our Annual Report on Form 10-K filed with the SEC on March 25, 2022 (the “Form 10-K”). As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risks disclosed in the Form 10-K filed with the SEC. In addition, we may be subject to the following risk in connection with changes in laws and regulations.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1	Amended and Restated Promissory Note dated March 21, 2022 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2022)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IG Acquisition Corp.

Date: May 10, 2022	By:	/s/ Christian Goode
	Name:	Christian Goode
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2022	By:	/s/ Edward Farrell
	Name:	Edward Farrell
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)