Form 10-Q
period 2022-06-30
IG Acquisition Corp.
filed 2022-08-09
CIK 1819496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 9, 2022 there were 30,000,000 shares of Class A common stock, par value $0.0001 per share, and 7,500,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

IG ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

IG ACQUISITION CORP.

CONDENSED BALANCE SHEETS

JUNE 30, 2022

	As of	As of
	June 30,	December 31,
	2022	2021
	(unaudited)	Audited
ASSETS
Current assets
Cash	$4,395	88,770
Prepaid expenses	13,125	39,375
Total Current Assets	17,520	128,145

Cash and Marketable Securities held in Trust Account	300,412,683	300,025,015
TOTAL ASSETS	$300,430,203	300,153,160

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued Expenses	1,561,786	1,547,835
Loan Payable - Related Party	610,000	200,000
Income Tax Payable	13,982	-
Deferred underwriting fee payable	10,500,000	10,500,000
Warrant liability	2,990,000	18,400,000
Total Liabilities	15,675,768	30,647,835

Commitments and Contingencies
Class A common stock subject to possible redemption, 30,000,000 shares issued and outstanding at redemption value	300,059,993	300,000,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 30,000,000 issued and outstanding, (excluding 30,000,000 shares subject to possible redemption)	-	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,500,000 shares issued and outstanding, non-redeemable	750	750
Additional paid-in capital		-
Accumulated deficit	(15,306,308)	(30,495,425)
Total Stockholders’ Equity	(15,305,558)	(30,494,675)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$300,430,203	300,153,160

The accompanying notes are an integral part of the condensed financial statements.

IG ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND JUNE 30, 2021

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
Operational Expenses	2022	2021	2022	2021
Operating Costs	$194,049	$298,656	$559,591	$701,659
Loss from operations	(194,049)	(298,656)	(559,591)	(701,659)
Other Income (Expense):
Offering costs related to the warrants
Change in fair value of warrants	4,370,000	(3,802,950)	15,410,000	12,573,292
Income Tax	(13,982)	-	(13,982)	-
Interest Income	392,979	4,481	412,683	8,913
Net Income Loss	$4,554,948	$(4,097,125)	$15,249,110	$11,880,546

Weighted average shares outstanding Class A common stock, basic and diluted	30,000,000	30,000,000	30,000,000	30,000,000

Basic and diluted net loss per share, Class A common stock	$0.12	$(0.11)	$0.41	$0.32

Weighted shares outstanding non-redeemable Class B common stock, basic and diluted	7,500,000	7,500,000	7,500,000	7,500,000

Basic and diluted net loss per common share subject to redemption	$0.12	$(0.11)	$0.41	$0.32

The accompanying notes are an integral part of the condensed financial statements.

IG ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND JUNE 30, 2021

(Unaudited)

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	7,500,000	750	-	(30,495,425)	(30,494,675)

Net Income (Loss)				10,694,162	10,694,162

Balance - March 31, 2022	7,500,000	750	-	(19,801,263)	(19,800,513)

Remeasurement of Class A common stock to redemption amount				(59,993)	(59,993)
Net Income (Loss)				4,554,948	4,554,948

Balance - June 30, 2022	7,500,000	750	-	(15,306,308)	(15,305,558)

	Class B Common		Additional		Total
	Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	7,500,000	750	-	(47,864,229)	(47,863,479)

Net Loss				15,977,671	15,977,671

Balance - March 31, 2021	7,500,000	750	-	(31,886,558)	(31,885,808)

Net Loss				(4,097,125)	(4,097,125)

Balance - June 30, 2021	7,500,000	750	-	(35,983,683)	(35,982,933)

The accompanying notes are an integral part of the condensed financial statements.

IG ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND JUNE 30,2021

(unaudited)

	For the six months ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net Income (Loss)	$15,249,110	$11,880,546
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(412,683)	(8,913)
Transaction costs associated with warrant liability	-	-
Change in fair value of warrant liability	(15,410,000)	(12,573,292)
Changes in operating assets and liabilities:
Prepaid expense	26,250	36,791
Accrued expense	27,932	(49,680)
Net cash provided(used) in operating activities	(519,390)	(714,548)
Cash Flows from Investing Activities:
Reimbursement form the Trust Account of taxes paid	25,015	-
Net cash provided(used) in investing activities	25,015	-
Cash Flows from Financing Activities:
Proceeds - Loan from Sponsor	410,000	-
Net cash provided (used) in financing activities	410,000	-
Net Change in Cash	(84,375)	(714,548)
Cash - Beginning	88,770	1,173,271
Cash -Ending June 30	$4,395	$458,723

Non-Cash investing and financing activities:
Deferred Underwriting Fee Payable	10,500,000	10,500,000
Remeasurement of Class A common stock to redemption amount	59,993	-

The accompanying notes are an integral part of the condensed financial statements.

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

As of June 30, 2022 the Company had not commenced any operations. All activity for the period from July 16, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (“IPO”), which is described below and the initial search for a suitable acquisition target. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $16,997,562 consisting of $6,000,000 of underwriting fees, $10,500,000 of deferred underwriting fees and $497,562 of other offering costs. In addition, cash of $1,375,991 was held outside of the Trust Account (as defined below) for working capital purposes. On June 30, 2022 cash held outside the Trust Account totaled $4,395 and was available for working capital purposes.

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

Going Concern and Liquidity

As of June 30, 2022, the Company had $4,395 in its operating bank accounts, $300,412,683 in investments held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $1,218,682 which includes $136,382 of taxes payable, and legal fees of $1,348,000. As of June 30, 2022, the Company has used $25,015 of the accrued interest in the Trust Account that represented interest income to pay a portion of the Company’s tax obligations.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022.

Marketable Securities Held in Trust Account

At June 30, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

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

At June 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	(13,623,723)
Class A common stock issuance costs	(16,214,290)
Plus:
Remeasurement of carrying value to redemption value	29,838,013
Class A common stock subject to possible redemption, December 31, 2021	$300,000,000
Plus:
Remeasurement of carrying value to redemption value	59,993
Class A common stock subject to possible redemption, June 30, 2022	$300,059,993

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Our effective tax rate (“ETR”) from continuing operations was 0.31% and 0.09% for the quarter and six months ended June 30, 2022, respectively, and 0.00% percent and 0.00% percent for the quarter and six months ended June 30, 2021, respectively.

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

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities were $1,575,768 and $1,547,835 as of June 30, 2022, and December 31, 2021, respectfully, and primarily consist of Delaware franchise tax expenses and costs incurred in pursuit of our initial business combination.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own Class A common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

The Company has not considered the effect of the warrants sold in the Public Offering and private placement to purchase an aggregate of 23,000,000 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per share of common stock for the periods presented.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Common Stock subject to possible redemption
Numerator:
Net income (loss) allocable to Class A Common Stock subject to possible redemption	$3,643,958	$(3,277,700)	$12,199,288	$9,504,437
Denominator: Weighted Average Redeemable Class A Common Stock
Weighted Average Redeemable Class A Common Stock, Basic and Diluted	30,000,000	30,000,000	30,000,000	30,000,000
Basic and diluted net income (loss) per share, Redeemable Class A Common Stock	$0.12	$(0.11)	$0.41	$0.32

Non-redeemable Common Stock
Numerator:
Net income (loss) allocable to Class B Common Stock not subject to redemption	$910,990	$(819,425)	$3,049,822	$2,376,109
Denominator:
Weighted Average Non-Redeemable Class B Common Stock, Basic and Diluted	7,500,000	7,500,000	7,500,000	7,500,000
Basic and diluted net income (loss) per share Non-Redeemable Common Stock	$0.12	$(0.11)	$0.41	$0.32

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation maximum coverage of $250,000. At June 30, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022, there was one Working Capital Loan outstanding, as described below.

On March 21, 2022, we issued an amended and restated promissory note (the “Note”) in the principal amount of up to $1,000,000 to the Sponsor. The Note was issued to replace the promissory note issued on November 11, 2021, to (i) increase the principal amount to up to $1,000,000 and (ii) eliminate the conversion rights from the Note. The Note was issued in connection with advances the Sponsor has made, and may make in the future, to us for working capital expenses. The Note bears no interest and is due and payable upon the earlier of (i) October 5, 2022 or (ii) the date on which we consummate our initial business combination. As of June 30, 2022, $610,000 was outstanding under the Note.

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

Contingent Fee Arrangement

The Company has entered into a fee arrangement with a service provider pursuant to which certain fees incurred by the Company will be deferred and become payable only if the Company consummates a Business Combination. If a Business Combination does not occur, the Company will not be required to pay these contingent fees. As of June 30, 2022, the amount of these contingent fees was approximately $1,348,000, all of which have been accrued for on the balance sheet within accrued expenses and recognized as an expense within operating costs on the statements of operations. There can be no assurances that the Company will complete a Business Combination.

Underwriting Agreement

The representative of the underwriters is entitled to a deferred fee of $10,500,000 in the aggregate. The deferred fee will become payable to the representative of the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 7 — Stockholders’ Equity (Deficit)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2022, there were 30,000,000 shares of Class A common stock issued or outstanding, all of which are subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. At June 30, 2022, there were 7,500,000 shares of Class B common stock issued and outstanding.

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

In conjunction with the Company’s public offering, which closed October 5, 2020, the Company sold 30,000,000 Units at a price of $10.00 per Unit (the “Public Units”). Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value and one-half of one redeemable warrant (each a “Public Warrant”) and simultaneously, the Sponsor purchased an aggregate of 8,000,000 Sponsor Warrants at a price of $1.00 per warrant ($8,000,000 in the aggregate) in the Private Placement. As of June 30, 2022, 15,000,000 Public Warrants and 8,000,000 Sponsor Warrants are outstanding. The Sponsor Warrants (including the Class A common stock issuable upon exercise of the Sponsor Warrants) are not transferable, assignable or salable until 30 days after the completion of the Business Combination and they are non-redeemable so long as they are held by the initial purchasers of the Sponsor Warrants or their permitted transferees. If the Sponsor Warrants are held by someone other than the initial purchasers of the Sponsor Warrants or their permitted transferees, the Sponsor Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Otherwise, the Sponsor Warrants have terms and provisions that are identical to those of the Public Warrants except that the Sponsor Warrants may be exercised on a cashless basis. If the Company does not complete the Business Combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the Sponsor Warrants issued to the Sponsors will expire worthless. Because the terms of the Sponsor Warrants and Public Warrants are so similar, we classified both types of warrants as a derivative liability measured at fair value.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		As of	As of
		June 30,	December 31,
Description	Level	2022	2021
Assets:
Marketable securities held in Trust Account	1	$300,412,683	$300,025,015

Liabilities:
Public Warrants	1	$1,950,000	$12,000,000
Private Warrants	2	$1,040,000	$6,400,000

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements. On July 6, 2022, the Company withdrew an aggregate of $392,690.43 of accrued interest from the Trust Account to pay for certain tax obligations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report (the “Quarterly Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 16E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering filed with the U.S. Securities and Exchange Commission (the “SEC”), the Company’s Annual Report on Form 10-K, filed with the SEC on March 25, 2022 and the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our initial public offering) nor generated any revenues to date. Our only activities from inception through June 30, 2022 were organizational activities and those necessary to prepare for the initial public offering and identifying a target for our Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with identifying and completing a Business Combination.

For the three months ended June 30, 2022, we had net income of $4,554,948 which is a result of the change in fair value of warrant liability of $4,370,000 and operating costs of $194,049 and income tax expense of $13,982, partially offset by interest income on marketable securities held in the Trust Account of $392,979. For the three months ended June 30, 2021, we had a net loss of $4,097,125, which is a result of the change in fair value of warrant liability of $3,802,949 and operating costs of $298,657, partially offset by interest income on marketable securities held in the Trust Account of $4,481.

For the six months ended June 30, 2022, we had net income of $15,249,110, which is a result of the change in fair value of warrant liability of $15,410,000 and operating costs of $559,591 and income tax expense of $13,982, partially offset by interest income on marketable securities held in the Trust Account of $412,683. For the six months ended June 30, 2021, we had net income of $11,880,546, which is a result of the change in fair value of warrant liability of $12,573,292 and operating costs of $701,659, partially offset by interest income on marketable securities held in the Trust Account of $8,913.

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

As of June 30, 2022, we had $4,395 in our operating bank accounts, $300,412,683 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith, and a working capital deficit of $1,218,682 which includes a $136,382 provision for potential taxes payable and $1,348,000 of accrued legal fees that only become due and payable upon consummation of our initial business combination. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On March 21, 2022, we issued an amended and restated promissory note (the “Note”) in the principal amount of up to $1,000,000 to the Sponsor. The Note amended the promissory note issued on November 11, 2021, to (i) increase the principal amount to up to $1,000,000 and (ii) eliminate the conversion rights from the Note. The Note was issued in connection with advances the Sponsor has made, and may make in the future, to us for working capital expenses. The Note bears no interest and is due and payable upon the earlier of (i) October 5, 2022 or (ii) the date on which we consummate our initial business combination. As of June 30, 2022, $610,000 was outstanding under the Note.

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

Off-Balance Sheet Financing Arrangements

As of June 30, 2022, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of June 30, 2022, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support provided to us. We began incurring these fees on October 1, 2020 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

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

The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Due to a material weakness in our internal control over financial reporting over the accounting for complex instruments, which resulted in the restatement of the Company’s previously filed financial statements, the Certifying Officers concluded that our disclosure controls were not effective as of June 30, 2022.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Report, other than as set forth below, there have been no changes with respect to those risk factors previously disclosed in our (i) registration statement for our IPO, (ii) Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 25, 2022 and (iii) Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals (as defined below) may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in business combination transactions between SPACS such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that has not entered into a definitive agreement within 18 months after the effective date of the IPO Registration Statement or that may not complete its business combination within 24 months after such date. We have not entered into a definitive business combination agreement within 18 months after the effective date of our Registration Statement and there is no assurance that we will be able to complete our initial business combination within 24 months of such date. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted and we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead liquidate the Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the trust account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of the Registration Statement, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of our initial business combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the IPO Registration Statement, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the 24-month anniversary, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations under applicable accounting standards, management has determined that our possible need for additional financing to enable us to negotiate and complete our initial business combination, raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date the financial statements included elsewhere in this Quarterly Report on Form 10-Q were issued.

We may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. A s a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms or at all.

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

IG Acquisition Corp.

Date: August 9, 2022	By:	/s/ Christian Goode
	Name:	Christian Goode
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2022	By:	/s/ Edward Farrell
	Name:	Edward Farrell
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)