Form 10-Q
period 2022-09-30
IG Acquisition Corp.
filed 2022-11-07
CIK 1819496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of November 7, 2022 there were 2,535,838 shares of Class A common stock, par value $0.0001 per share, and 7,500,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

IG ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

IG ACQUISITION CORP.

CONDENSED BALANCE SHEETS

SEPTEMBER 30, 2022

	As of	As of
	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$27,881	$88,770
Prepaid expenses	-	39,375
Total Current Assets	27,881	128,145

Cash and Marketable Securities held in Trust Account	25,559,316	300,025,015
TOTAL ASSETS	$25,587,197	$300,153,160

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued Expenses	2,013,814	1,547,835
Loan Payable - Related Party	610,000	200,000
Income Tax Payable	196,446	-
Deferred underwriting fee payable	10,500,000	10,500,000
Warrant liability	2,250,000	18,400,000
Total Liabilities	15,570,260	30,647,835

Commitments and Contingencies
Class A common stock subject to possible redemption, 2,535,838 and 30,000,000 shares issued and outstanding at redemption value at September 30, 2022 and December 31, 2021, respectively	25,559,316	300,000,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,535,838 and 30,000,000 issued and outstanding, subject to redemption at September 30, 2022 and December 31, 2021, respectively	-	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,500,000 shares issued and outstanding, non-redeemable	750	750
Additional paid-in capital		-
Accumulated deficit	(15,543,129)	(30,495,425)
Total Stockholders’ Equity	(15,542,379)	(30,494,675)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,587,197	$300,153,160

The accompanying notes are an integral part of the condensed financial statements.

IG ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
Operational Expenses	2022	2021	2022	2021
Operating Costs	$732,924	$431,294	$1,292,515	$1,132,953
Loss from operations	(732,924)	(431,294)	(1,292,515)	(1,132,953)
Other Income (Expense):
Offering costs related to the warrants
Change in fair value of warrants	740,000	7,156,226	16,150,000	19,729,518
Income Tax	(248,465)	-	(262,446)	-
Interest Income	1,223,165	4,530	1,635,848	13,443
Net Income	$981,776	$6,729,462	$16,230,887	$18,610,008

Weighted average shares outstanding Class A common stock, basic and diluted, subject to possible redemption	29,698,196	30,000,000	29,899,029	30,000,000

Basic and diluted net loss per share, Class A common stock subject to possible redemption	$0.03	$0.18	$0.43	$0.50

Weighted shares outstanding non-redeemable Class B common stock, basic and diluted	7,500,000	7,500,000	7,500,000	7,500,000

Basic and diluted net loss per Class B common share not subject to redemption	$0.03	$0.18	$0.43	$0.50

The accompanying notes are an integral part of the condensed financial statements.

IG ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS  ENDED SEPTEMBER 30, 2022

(Unaudited)

			Additional		Total
	Class B Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	7,500,000	$750	$-	$(30,495,425)	$(30,494,675)

Net Income				10,694,162	10,694,162

Balance - March 31, 2022	7,500,000	$750	$-	$(19,801,263)	$(19,800,513)

Remeasurement of Class A common stock to redemption amount				(59,993)	(59,993)
Net Income				4,554,948	4,554,948

Balance - June 30, 2022	7,500,000	$750	$-	$(15,306,308)	$(15,305,558)

Remeasurement of Class A common stock to redemption amount				(1,218,597)	(1,218,597)
Net Income				981,776	981,776

Balance - September 30, 2022	7,500,000	$750	$-	$(15,543,129)	$(15,542,379)

			Additional		Total
	Class B Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	7,500,000	$750	$-	$(47,864,230)	$(47,863,480)

Net Income				15,977,671	15,977,671

Balance - March 31, 2021	7,500,000	$750	$-	$(31,886,559)	$(31,885,809)

Net Loss				(4,097,125)	(4,097,125)

Balance - June 30, 2021	7,500,000	$750	$-	$(35,983,684)	$(35,982,934)

Net Income				6,729,462	6,729,462

Balance - September 30, 2021	7,500,000	$750	$-	$(29,254,222)	$(29,253,472)

The accompanying notes are an integral part of the condensed financial statements.

IG ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND SEPTEMBER 30,2021

(unaudited)

	For the nine months ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net Income	$16,230,887	$18,610,008
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,635,848)	(13,443)
Transaction costs associated with warrant liability	-	-
Change in fair value of warrant liability	(16,150,000)	(19,729,518)
Changes in operating assets and liabilities:
Prepaid expense	39,375	(84)
Accrued expense	662,425	133,110
Net cash provided(used) in operating activities	(853,161)	(999,927)
Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	275,719,275
Reimbursement form the Trust Account of taxes paid	382,272	-
Net cash provided(used) in investing activities	276,101,547	-
Cash Flows from Financing Activities:
Redemption of Class A common stock subject to possible redemption	(275,719,275)
Proceeds - Loan from Sponsor	410,000	-
Net cash provided (used) in financing activities	(275,309,275)	-
Net Change in Cash	(60,889)	(999,927)
Cash - Beginning	88,770	1,173,271
Cash -Ending September 30	$27,881	$173,344

Non-Cash investing and financing activities:
Deferred Underwriting Fee Payable	10,500,000	10,500,000
Remeasurement of Class A common stock to redemption amount	1,278,591	-

The accompanying notes are an integral part of the condensed financial statements.

IG Acquisition Corp.

Notes to Condensed Financial Statements

(Unaudited)

Note 1 — Description of Organization and Business Operations

IG Acquisition Corp. (the “Company” or “IGAC”) was incorporated in Delaware on July 16, 2020. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

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

As of September 30, 2022 the Company had not commenced any operations. All activity for the period from July 16, 2020 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, the initial search for a suitable acquisition target and the entry into a definitive agreement for the Proposed Business Combination (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $16,997,562 consisting of $6,000,000 of underwriting fees, $10,500,000 of deferred underwriting fees and $497,562 of other offering costs. In addition, cash of $1,375,991 was held outside of the Trust Account (as defined below) for working capital purposes. On September 30, 2022 cash held outside the Trust Account totaled $27,881 and was available for working capital purposes.

On October 5, 2020, following the closing of the IPO, an amount of $300,000,000 ($10.00 per Unit) from the proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. As of September 30, 2022, the remaining funds in the Trust Account will be held in cash until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

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

If the Company is unable to complete a Business Combination by April 5, 2023 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of applicable law. The representative of the underwriters has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the IPO price per Unit ($10.00).

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

Extension

On September 29, 2022, the Company’s stockholders approved a proposal to extend the date by which the Company must complete its Business Combination from October 5, 2022 to April 5, 2023 (the “Extension Amendment”). In connection with the Extension Amendment, stockholders holding 27,464,162 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the Trust Account (the “Extension Redemption”). On September 29, 2022, the Company paid from the Trust Account an aggregate amount of $275,719,275, or approximately $10.04 per share, to redeeming stockholders in the Extension Redemption. For each one-month extension, the Sponsor agreed to contribute, as a loan, to the Company $101,434 or approximately $0.04 per share for each Public Share not redeemed in connection with the Extension Amendment (the “Contribution”). Contributions in the amount of $101,434 are payable monthly through April 2023 (if the Sponsor fully extends the term the Company has to complete an initial Business Combination). For the nine months ended September 30, 2022, $0 was borrowed and deposited in the Trust Account.

Business Combination Agreement

On September 22, 2022, IGAC, PlayUp Limited, an Australian public company ( “Play Up”), Maple Grove Holdings Public Limited Company, a public limited company incorporated in the Republic of Ireland (“Parent”), and Project Maple Merger Sub, LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of Parent (“Merger Sub”) entered into a Business Combination Agreement (the “BCA”) and IGAC, the Company and Parent entered into a Scheme Implementation Deed (“SID”).

Business Combination Agreement and Scheme Implementation Deed

Subject to the terms and conditions set forth in the BCA and the SID, including the approval of IGAC’s stockholders, the parties thereto will enter into a business combination transaction (the “Proposed Business Combination”), pursuant to which, among other things Merger Sub shall be merged with and into IGAC with IGAC continuing as a direct, wholly-owned subsidiary of Parent.

Under the SID, Play Up has agreed to propose a scheme of arrangement (“Scheme”) under Part 5.1 of the Australian Corporations Act 2001 (the “Corporations Act”) and capital reduction which, if implemented, will result in all shares in the Play Up being cancelled in return for the issue of ordinary shares of Parent (“Parent Shares”), with Parent then being issued a share in Play Up (“Play Up Shares”) (resulting in Play Up becoming a wholly owned subsidiary of Parent), subject to various shareholder approvals, Australian court approval and the satisfaction of various conditions.

Consideration

Subject to the terms and conditions set forth in the BCA and the SID, shareholders of the Play Up will receive, in exchange for each Play Up Share, a number of Parent Shares equal to (a) 35,000,000 divided by, (b) a number equal to, as of the Record Date (as defined in the SID), (i) the total number of Play Up Shares on issue plus (ii) the total number of Play Up Shares issuable upon the conversion of options (other than unvested options issued to the Company’s employees), convertible notes and any other outstanding securities or rights that are convertible into Play Up Shares.

Under the BCA, in connection with the merger of Merger Sub with and into IGAC, (a) each share of IGAC’s Class A common stock, par value $0.0001 per share (“IGAC Class A Stock”) (other than any shares of IGAC Class A Stock issued upon any automatic conversion of the IGAC’s Class B common stock, par value $0.0001 per share (“IGAC Class B Stock”) pursuant to Section 4.3(b) of IGAC’s Certificate of Incorporation (“Class A Conversion Stock”)) will be cancelled and converted into the right to receive one Parent Share, (b) all shares of IGAC Class B Stock (and any shares of Class A Conversion Stock) will be converted into the right to receive an aggregate number of Parent Shares equal to the greater of (i) 2,500,000 and (ii) 5.75% of the total number of Parent Shares outstanding as of the closing of the Proposed Business Combination, (c) warrants held by public stockholders of IGAC will become exercisable for Parent Shares following the consummation of the Proposed Business Combination (“Parent Warrants”) and (d) private placement warrants held by the “Sponsor will be cancelled, in each case, in accordance with the terms of the BCA.

For additional information about the BCA and the SID, please refer to the Current Report on Form 8-K filed by IGAC with the SEC on September 22, 2022.

Going Concern and Liquidity

As of September 30, 2022, the Company had $27,881 in its operating bank accounts, $25,559,316 in investments held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $2,182,378,   which includes $196,446 of taxes payable, and legal fees of $1,800,000. As of September 30, 2022, the Company has used $458,690   of the accrued interest in the Trust Account that represented interest income to pay a portion of the Company’s tax obligations.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance ASC Topic 205-40 Presentation of Financial Statements – Going Concern, management has determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through April 5, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risk and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, and results of its operations, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

Our accompanying financial statements include the accounts of the Company and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period and should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Form 10-K filed with the SEC on March 25, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022.

Marketable Securities Held in Trust Account

At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in cash and U.S. Treasury Bills, respectively.

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

At September 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	(13,623,723)
Class A common stock issuance costs	(16,214,290)
Plus:
29,838,013
Class A common stock subject to possible redemption, December 31, 2021	$300,000,000

Less:
Redemptions	(275,719,275)
Plus:
Remeasurement of carrying value to redemption value	1,278,591

Class A common stock subject to possible redemption, September 30, 2022	$25,559,316

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Our effective tax rate (“ETR”) from continuing operations was 20.20% and 1.59% for the quarter and nine months ended September 30, 2022, respectively, and 0.00% percent and 0.00% percent for the quarter and nine months ended September 30, 2021, respectively.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e. U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the share repurchased at the time of the repurchase. However, for purpose of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of stock repurchases during the same taxable yea. In addition, certain exceptions apply to the excise tax. The U.S. Department of Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemptions or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or other would depend on a number of factors, including 9i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of the Business Combination, (iii) the nature and amount of any Private Investment Public Entity or tother equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not the but the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

At this time, it has been determined that none of the IR Act tax provisions have an impact on the Company’s fiscal 2022 tax provision. The Company will continue to monitor for updates to the Company’s business along with the guidance with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provisions in future periods.

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

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities were $2,210,260 and $1,547,835 as of September 30, 2022, and December 31, 2021, respectively and primarily consist of Delaware franchise tax expenses and costs incurred in pursuit of our initial business combination.

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

The Company has not considered the effect of the warrants sold in the Public Offering and private placement to purchase an aggregate of 23,000,000 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per share of common stock for the periods presented.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Common stock subject to possible redemption
Numerator:
Net income (loss) allocable to Class A common stock subject to possible redemption	$785,421	$5,383,570	$12,984,709	$14,888,006
Denominator: Weighted Average Redeemable Class A Common Stock
Weighted Average Redeemable Class A common stock subject to possible redemption, Basic and Diluted	29,698,196	30,000,000	30,000,000	30,000,000
Basic and diluted net income (loss) per share, Redeemable Class A common stock subject to possible redemption	$0.03	$0.18	$0.43	$0.50

Non-redeemable ordinary shares
Numerator:
Net income (loss) allocable to Non-Redeemable Class B common stock	$196,355	$1,345,892	$3,246,177	$3,722,002
Denominator:
Weighted Average Non-Redeemable Class B common stock, Basic and Diluted	7,500,000	7,500,000	7,500,000	7,500,000
Basic and diluted net income (loss) per share Non-Redeemable Class B common stock	$0.03	$0.18	$0.43	$0.50

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation maximum coverage of $250,000. At September 30, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Under the terms of the Proposed Business Combination, the Private Placement Warrants held by the Sponsor will be cancelled, in accordance with the terms of the BCA (See Note 1) which will result in a fair value of $0.

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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022, there was one Working Capital Loan outstanding, as described below.

On March 21, 2022, we issued an amended and restated promissory note (the “Note”) in the principal amount of up to $1,000,000 to the Sponsor. The Note was issued to replace the promissory note issued on November 11, 2021, to (i) increase the principal amount to up to $1,000,000 and (ii) eliminate the conversion rights from the Note. The Note was issued in connection with advances the Sponsor has made, and may make in the future, to us for working capital expenses. The Note bears no interest and is due and payable upon the earlier of (i) the date of our liquidation or (ii) the date on which we consummate our initial business combination. As of September 30, 2022, $610,000 was outstanding under the Note.

On September 29, 2022, the Company issued an additional promissory note   (the “Extension Note ”) in the aggregate principal amount of up to $608,601 to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $608,601 in connection with the extension of the Company’s termination date from October 5, 2022 to April 5, 2023.

The Company deposited $101,434 into the Trust Account on September 29, 2022 in advance of the first drawdown under the Extension Note. The Company received the first drawdown from the Extension Note on October 4, 2022 to offset the $101,434 that the Company deposited into the Trust Account on September 29, 2022. The Company will receive a drawdown for each calendar month (commencing on November 6, 2022 and ending on the 5th day of each subsequent month), or portion thereof, that is needed by the Company to complete the Business Combination.

The Extension Note bears no interest and is repayable in full upon the date of the consummation of Business Combination. The issuance of the Extension Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Administrative Support Agreement

The Company entered into an agreement, commencing on September 30, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services.   For the three and nine months ended September 30, 2022, we incurred a total of $30,000 and $90,000, respectively. For the three and nine months ended September 30, 2021, we incurred a total of $30,000 and $90,000, respectively.

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

Deferred Fee Arrangement

The Company has entered into a fee arrangement with a service provider pursuant to which certain fees incurred by the Company will be deferred and become payable only if the Company consummates a Business Combination. If a Business Combination does not occur, the Company will not be required to pay these contingent fees. As of September 30, 2022, the amount of these contingent fees was $1,800,000, all of which have been accrued for on the balance sheet within accrued expenses and recognized as an expense within operating costs on the statements of operations. There can be no assurances that the Company will complete a Business Combination.

Underwriting Agreement

The representative of the underwriters is entitled to a deferred fee of $10,500,000 in the aggregate. The deferred fee will become payable to the representative of the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 7 — Stockholders’ Equity (Deficit)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2022, there were 2,535,838 shares of Class A common stock issued or outstanding, all of which are subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. At September 30, 2022, there were 7,500,000 shares of Class B common stock issued and outstanding.

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

In conjunction with the Company’s public offering, which closed October 5, 2020, the Company sold 30,000,000 Units at a price of $10.00 per Unit (the “Public Units”). Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value and one-half of one redeemable warrant (each a “Public Warrant”) and simultaneously, the Sponsor purchased an aggregate of 8,000,000 Sponsor Warrants at a price of $1.00 per warrant ($8,000,000 in the aggregate) in the Private Placement. As of September 30, 2022, 15,000,000 Public Warrants and 8,000,000 Sponsor Warrants are outstanding. The Sponsor Warrants (including the Class A common stock issuable upon exercise of the Sponsor Warrants) are not transferable, assignable or salable until 30 days after the completion of the Business Combination and they are non-redeemable so long as they are held by the initial purchasers of the Sponsor Warrants or their permitted transferees. If the Sponsor Warrants are held by someone other than the initial purchasers of the Sponsor Warrants or their permitted transferees, the Sponsor Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Otherwise, the Sponsor Warrants have terms and provisions that are identical to those of the Public Warrants except that the Sponsor Warrants may be exercised on a cashless basis. If the Company does not complete the Business Combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the Sponsor Warrants issued to the Sponsors will expire worthless. Because the terms of the Sponsor Warrants and Public Warrants are so similar, we classified both types of warrants as a derivative liability measured at fair value.

Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. Each Public Warrant will become exercisable on the later of 30 days after the completion of the Business Combination or 12 months from the closing of the Public Offering. However, if the Company does not complete the Business Combination on or prior to April 5, 2023, the warrants will expire at the end of such period. If the Company is unable to deliver registered shares of Class A common stock to the holder upon exercise of Public Warrants issued in connection with the Units during the exercise period, there will be no net cash settlement of these Public Warrants and the Public Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the Public Warrants become exercisable, the Company may call the warrants for redemption: (i) in whole and not in part; (ii) at a price of $0.01 per warrant; (iii) upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and (iv) if, and only if, the reported closing price of the Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

Under the terms of the Proposed Business Combination, the Private Placement Warrants held by the Sponsor will be cancelled, in accordance with the terms of the BCA (See Note 1 and Note 4) which will result in a fair value of $0.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		As of	As of
		September 30,	December 31,
Description	Level	2022	2021
Assets:
Marketable Securities held in Trust Account[1]	1	$0	$300,025,015

Liabilities:
Public Warrants	1	$2,250,000	$12,000,000
Private Placement Warrants[2]	2	$0	$6,400,000

[1]	As of September 30, 2022, we held $25,559,316 in cash, in a non-interest-bearing account

[2]

Under the terms of the Proposed Business Combination, the Private Placement Warrants held by the Sponsor will be cancelled, in accordance with the terms of the BCA (See Note 1, Note 4 and Note 7) which will result in a fair value of $0.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements, except as set forth below:

The Company deposited $101,434 into the Trust Account on September 29, 2022 in advance of the first drawdown under the Extension Note. The Company received the first drawdown from the Extension Note on October 4, 2022 to offset the $101,434 that the Company deposited into the Trust Account on September 29, 2022. The Company will receive a drawdown for each calendar month (commencing on November 6, 2022 and ending on the 5th day of each subsequent month), or portion thereof, that is needed by the Company to complete the Business Combination.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 16E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering filed with the U.S. Securities and Exchange Commission (the “SEC”), the Company’s Annual Report on Form 10-K, filed with the SEC on March 25, 2022, the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2022 and the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Proposed Business Combination

On September 22, 2022, the Company, PlayUp Limited, an Australian public company (“Play Up”), Maple Grove Holdings Public Limited Company, a public limited company incorporated in the Republic of Ireland (“Parent”), and Project Maple Merger Sub, LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of Parent (“Merger Sub”) entered into a Business Combination Agreement (the “BCA”) and IGAC, the Company and Parent entered into a Scheme Implementation Deed (“SID”).

Business Combination Agreement and Scheme Implementation Deed

Subject to the terms and conditions set forth in the BCA and the SID, including the approval of IGAC’s stockholders, the parties thereto will enter into a business combination transaction (the “Proposed Business Combination”), pursuant to which, among other things Merger Sub shall be merged with and into IGAC with IGAC continuing as a direct, wholly-owned subsidiary of Parent.

Under the SID, Play Up has agreed to propose a scheme of arrangement under Part 5.1 of the Corporations Act (“Scheme”) and capital reduction which, if implemented, will result in all shares in the Play Up being cancelled in return for the issue of ordinary shares of Parent (“Parent Shares”), with Parent then being issued a share in Play Up (“Play Up Shares”) (resulting in Play Up becoming a wholly owned subsidiary of Parent), subject to various shareholder approvals, Australian court approval and the satisfaction of various conditions.

Consideration

Subject to the terms and conditions set forth in the BCA and the SID, shareholders of the Play Up will receive, in exchange for each Play Up Share, a number of Parent Shares equal to (a) 35,000,000 divided by, (b) a number equal to, as of the Record Date (as defined in the SID), (i) the total number of Play Up Shares on issue plus (ii) the total number of Play Up Shares issuable upon the conversion of options (other than unvested options issued to the Company’s employees), convertible notes and any other outstanding securities or rights that are convertible into Play Up Shares.

Under the BCA, in connection with the merger of Merger Sub with and into IGAC, (a) each share of IGAC’s Class A common stock, par value $0.0001 per share (“IGAC Class A Stock”) (other than any shares of IGAC Class A Stock issued upon any automatic conversion of the IGAC’s Class B common stock, par value $0.0001 per share (“IGAC Class B Stock”) pursuant to Section 4.3(b) of IGAC’s Certificate of Incorporation (“Class A Conversion Stock”)) will be cancelled and converted into the right to receive one Parent Share, (b) all shares of IGAC Class B Stock (and any shares of Class A Conversion Stock) will be converted into the right to receive an aggregate number of Parent Shares equal to the greater of (i) 2,500,000 and (ii) 5.75% of the total number of Parent Shares outstanding as of the closing of the Proposed Business Combination, (c) warrants held by public stockholders of IGAC will become exercisable for Parent Shares following the consummation of the Proposed Business Combination (“Parent Warrants”) and (d) private placement warrants held by the Sponsor will be cancelled, in each case, in accordance with the terms of the BCA.

For additional information about the BCA and SID, please refer to the Current Report on Form 8-K filed by IGAC with the SEC on September 22, 2022.

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our initial public offering) nor generated any revenues to date. Our only activities from inception through September 30, 2022 were organizational activities and those necessary to prepare for the initial public offering and identifying a target for our Business Combination and the entry into a definitive agreement for the Proposed Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with identifying and completing a Business Combination.

For the three months ended September 30, 2022, we had net income of $981,776 which is a result of the change in fair value of warrant liability of $740,000 and operating costs of $732,924 and income tax expense of $248,465, partially offset by interest income on marketable securities held in the Trust Account of $1,223,165. For the three months ended September 30, 2021, we had net income of $6,729,462, which is a result of the change in fair value of warrant liability of $7,156,226 and operating costs of $431,294, partially offset by interest income on marketable securities held in the Trust Account of $4,530.

For the nine months ended September 30, 2022, we had net income of $16,230,887, which is a result of the change in fair value of warrant liability of $16,150,000 and operating costs of $1,292,515 and income tax expense of $262,446, partially offset by interest income on marketable securities held in the Trust Account of $1,635,848. For the nine months ended September 30, 2021, we had net income of $18,610,008, which is a result of the change in fair value of warrant liability of $19,729,518 and operating costs of $1,132,953, partially offset by interest income on marketable securities held in the Trust Account of $13,443.

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

On September 29, 2022, the Company’s stockholders approved a proposal to extend the date by which the Company must complete its Business Combination from October 5, 2022 to April 5, 2023 (the “Extension Amendment”). In connection with the Extension Amendment, stockholders holding 27,464,162 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the Trust Account (the “Extension Redemption”). On September 29, 2022, the Company paid from the Trust Account an aggregate amount of $275,719,275, or approximately $10.04 per share, to redeeming stockholders in the Extension Redemption. For each one-month extension, the Sponsor agreed to contribute, as a loan, to the Company $101,434 or approximately $0.04 per share for each Public Share not redeemed in connection with the Extension Amendment (the “Contribution”). Contributions in the amount of $101,434 are payable monthly through April 2023 (if the Sponsor fully extends the term the Company has to complete an initial Business Combination). For the nine months ended September 30, 2022, $0 was borrowed and deposited in the Trust Account.

As of September 30, 2022, we had $27,881 in our operating bank accounts, $25,559,316 in cash held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith, and a working capital deficit of $2,182,378 which includes a $196,446 provision for potential taxes payable and $1,800,000 of accrued legal fees that only become due and payable upon consummation of our initial business combination. We intend to use the funds held outside the Trust Account to complete the Proposed Business Combination.

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

We have raised and may need to raise additional funds in order to meet the expenditures required for operating our business.. Moreover, we may need to obtain additional financing either to complete our Proposed Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

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

On March 21, 2022, we issued an amended and restated promissory note (the “Note”) in the principal amount of up to $1,000,000 to the Sponsor. The Note amended the promissory note issued on November 11, 2021, to (i) increase the principal amount to up to $1,000,000 and (ii) eliminate the conversion rights from the Note. The Note was issued in connection with advances the Sponsor has made, and may make in the future, to us for working capital expenses. The Note bears no interest and is due and payable upon the earlier of (i) the date of our liquidation or (ii) the date on which we consummate our initial business combination. As of September 30, 2022, $610,000 was outstanding under the Note.

On September 29, 2022, the Company issued the Extension Note in the aggregate principal amount of up to $608,601 to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $608,601.12 in connection with the extension of the Company’s termination date from October 5, 2022 to April 5, 2023.

The Company deposited $101,434 into the Trust Account on September 29, 2022 in advance of the first drawdown under the Extension Note. The Company received the first drawdown from the Extension Note on October 4, 2022 to offset the $101,434 that Company deposited into the Trust Account.. The Company will receive a drawdown for each calendar month (commencing on November 6, 2022 and ending on the 5th day of each subsequent month), or portion thereof, that is needed by the Company to complete a Business Combination.

The Extension Note bears no interest and is repayable in full upon the date of the consummation of a Business Combination. The issuance of the Extension Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. As of September 30, 2022, $0 was outstanding under the Extension Note.

If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Going Concern

As   a result of the above, in connection with the Company’s assessment of going concern considerations in accordance ASC Topic 205-40 Presentation of Financial Statements – Going Concern, management has determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through April 5, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As a result of the above, in connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern through April 5, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. The accompanying financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through April 5, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Financing Arrangements

As of September 30, 2022, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2022, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support provided to us. We began incurring these fees on October 1, 2020 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

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

Warrant Derivative Liability

In accordance with ASC 815-40, Derivatives and Hedging: Contracts in an Entities Own Equity, entities must consider whether to classify contracts that may be settled in its own stock, such as warrants, as equity of the entity or as an asset or liability. If an event that is not within the entity’s control could require net cash settlement, then the contract should be classified as an asset or a liability rather than as equity. We have determined because the terms of Public Warrants include a provision that entitles all warrant holders to receive cash for their warrants in the event of a qualifying cash tender offer, while only certain of the holders of the underlying shares of common stock would be entitled to receive cash, our warrants should be classified as derivative liability measured at fair value, with changes in fair value each period reported in earnings. Further if our Private Placement Warrants are held by someone other initial purchases of the Private Placement Warrants or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Placement Warrants. Because the terms of the Private Warrants and Public Warrants are so similar, we classified both types of warrants as a derivative liability measured at fair value. Volatility in our common stock and Public Warrants may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations.

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

The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Due to a material weakness in our internal control over financial reporting over the accounting for complex instruments, which resulted in the restatement of the Company’s previously filed financial statements, the Certifying Officers concluded that our disclosure controls were not effective as of September 30, 2022.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Report, other than as set forth below, there have been no changes with respect to those risk factors previously disclosed in our (i) registration statement for our IPO, (ii) Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 25, 2022, (iii) Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2022 and (iv) Quarterly Report Form 10-Q, filed with the SEC on August 9, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC. We also plan to file a registration statement on Form S-4, which will include a proxy statement for a special meeting of our stockholders in connection with the Proposed Business Combination, which will include additional risk factors relating to the Company, Play Up and the Proposed Business Combination.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares in connection with a Business Combination.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury Department”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination or otherwise may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Business Combination would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, (ii) the structure of the Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the Business Combination (or otherwise issued not in connection with the Business Combination but issued within the same taxable year of the Business Combination) and (iv) the content of regulations and other guidance from the Treasury Department In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. If the Extension is not completed by December 31, 2022, the foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in our ability to complete a Business Combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on September 30, 2022)
2.1	Business Combination Agreement, by and among IG Acquisition Corp., PlayUp Limited, Maple Grove Holdings Public Limited Company and Project Maple Merger Sub, LLC, dated as of September 22, 2022 (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on September 22, 2022)
2.2	Scheme Implementation Deed, by and among IG Acquisition Corp., PlayUp Limited and Maple Grove Holdings Public Limited Company, dated as of September 22, 2022 (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on September 22, 2022)
10.1	Form of Lock-Up Agreement (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on September 22, 2022)
10.2	Sponsor Agreement, by and among IG Acquisition Corp, PlayUp Limited, Maple Grove Holdings Public Limited Company, IG Sponsor LLC, and certain directors and officers of IGAC, dated as of September 22, 2022 (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on September 22, 2022)
10.3	Form of Amended and Restated Registration Rights Agreement (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on September 22, 2022)
10.4	Standby Equity Purchase Agreement, by and between Parent and YA II PN, Ltd., dated as of September 22, 2022 (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on September 22, 2022)
10.5	Promissory Note issued to IG Sponsor, LLC, dated September 30, 2022 (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on September 30, 2022)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IG Acquisition Corp.

Date: November 7, 2022	By:	/s/ Christian Goode
	Name:	Christian Goode
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2022	By:	/s/ Edward Farrell
	Name:	Edward Farrell
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)